Form 10-K
period 1996-06-30
BANK WEST FINANCIAL CORP
filed 1996-09-26
CIK 934598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from __________ to _______________

                          Commission File No.: 0-25666

                         Bank West Financial Corporation
             (Exact name of registrant as specified in its charter)

         Michigan                                              38-3203447
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

       2185 Three Mile Road N.W.
        Grand Rapids, Michigan                                   49544
(Address of principal executive offices)                      (Zip code)

       Registrant's telephone number, including area code (616) 785-3400

          Securities registered pursuant to Section 12(b) of the Act:

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable

           Securities registered pursuant to Section 12(g) of the Act

                     Common Stock (par value $.01 per share)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the $10.75 closing price of the Registrant's common stock as of September 23, 1996, the aggregate market value of the 1,609,858 shares of the Registrant's common stock deemed to be held by non-affiliates of the Registrant was $17.3 million. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 23, 1996: 1,981,475

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended June 30, 1996 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1996 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 13 of this Form 10-K.

PART I.

Item 1.  Business.

General

         Bank West Financial Corporation (the "Company") is a Michigan corporation organized in December 1994 by Bank West, F.S.B. ("Bank West" or the "Bank") for the purpose of becoming a unitary holding company of the Bank. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Company's Employee Stock Ownership Plan (the "ESOP"), and the portion of the net proceeds retained by the Company in connection with the conversion of the Bank from the mutual to stock form of organization in March 1995 (the "Conversion"). The business and management of the Company consists of the business and management of the Bank.

         Bank West is a federally chartered stock savings bank that was originally formed in 1887 as a Michigan-chartered mutual savings and loan association known as West Side Building and Loan. In 1938, the Bank converted to a federal savings association known as West Side Federal Savings and Loan Association. The Bank changed its name and became a federally chartered mutual savings bank in 1993. In March 1995, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank.

         Bank West conducts business from two offices located in Grand Rapids, Michigan. At June 30, 1996, the Company had $138.0 million of total assets, $111.2 million of total liabilities, including $91.0 million of deposits, and $26.8 million of total stockholders' equity.

         Bank West is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured primarily by one- to four-family residences located in the western Michigan area. Bank West is a community-oriented savings institution which emphasizes customer service. It generally has sought to enhance its net income by, among other things, maintaining strong asset quality. In pursuit of these goals, Bank West has adopted a business strategy that emphasizes lending and deposit products and services traditionally offered by savings institutions. In addition, since April 1993, the Bank has engaged in mortgage banking activities by originating (and since fiscal 1994 purchasing) one- to four-family residential loans for sale into the secondary market. The implementation of such strategy has enabled the Bank to be profitable and to exceed regulatory capital requirements.

         During the last five fiscal years, the Company's return on average assets has averaged .78% and its return on average equity has averaged 6.33%. Net income increased by $492,000 or 68.7% in fiscal 1996 from fiscal 1995 primarily due to a $1.0 million increase in net interest income, a $480,000 increase in the gain on the sale of loans and a $358,000 increase in the gain on trading securities. These factors were partially offset by a $1.1 million or 47.5% increase in total other expenses. At June 30, 1996, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 15.4%, 15.4% and 31.4%, respectively, as compared to the minimum requirements of 1.5%, 3.0% and 8.0%, respectively. See "Regulation - The Bank - Regulatory Capital Requirements."

         The Company's total nonperforming assets, which consist solely of non-accruing loans 90 days or more delinquent, amounted to $43,000 or .04% of the net loan portfolio at June 30, 1996. At the end of each of the last five fiscal years, the Company's total nonperforming assets never exceeded $259,000 or .33% of the net loan portfolio, and the Company had no real estate owned and no troubled debt restructurings at any of such dates. At June 30, 1996, the Company's allowance for loan losses amounted to $166,000, representing .16% of the total loan portfolio and 386.0% of total nonperforming assets at such date. See "Asset Quality."

         Beginning in April 1995, the Bank expanded its loan products by offering small business loans and additional consumer loan products. At June 30, 1996, there were $2.8 million in loans receivable outstanding for these new loan products compared to no loans receivable outstanding for such loan products at June 30, 1995. The Bank expects these loan products will improve its net interest margin and make the Bank more competitive in the marketplace.

         The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Bank's chartering authority and primary regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation ("FDIC"), the administrator of the Savings Association Insurance Fund ("SAIF"). The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, which is one of the 12 regional banks comprising the FHLB System.

         The Company's executive office is located at 2185 Three Mile Road N.W., Grand Rapids, Michigan 49544, and its telephone number is (616) 785-3400.

Market Area

         The Company's market area consists of western Michigan, with its primary market area consisting of Grand Rapids, Michigan and the surrounding metropolitan statistical area. Grand Rapids is located in west central Michigan on the Grand River, the state's longest, and is the seat of Kent County, Michigan. With a population of 189,000 as of 1990, the city is the 83rd largest in the United States and the second largest in Michigan after Detroit, the 7th largest in the nation. Grand Rapids is part of the Grand Rapids Metropolitan Statistical Area with a population of 688,000 people as of 1990, a 14.4% increase from the 1980 census. Per capita income has increased 90.2% from 1980 to $18,000 in 1990. Major industries include furniture manufacture, metal fabrication, medical supplies, plastics, footwear, processed foods, agricultural products, mining of gypsum (for which Michigan is the leading supplier in the nation), appliance manufacture, and health care services. Approximately 360,000 persons were employed in Grand Rapids in 1990, and major employers in the area include Meijer, Inc., Steelcase, General Motors Corp., Amway Corporation and Butterworth Hospital.

Lending Activities

         Loan Portfolio Composition. At June 30, 1996, the Company's total loan portfolio, including loans held for sale but before net items, amounted to $106.1 million. The net loan portfolio, excluding loans held for sale, amounted to $95.7 million at June 30, 1996, representing approximately 69.4% of the Company's $138.0 million of total assets at that date. The lending activities are conducted through Bank West, and the principal lending activity of Bank West is the origination of one- to four-family residential loans. The Bank has also purchased such loans to supplement its loan originations. At June 30, 1996, one- to four-family residential loans amounted to $85.0 million or 80.2% of the total loan portfolio, including loans held for sale. To a lesser extent, the Bank originates construction loans, home equity lines of credit, second mortgages and commercial and consumer loans. Construction loans amounted to $14.1 million or 13.3%, home equity lines of credit amounted to $2.2 million or 2.1%, and second mortgages amounted to $1.9 million or 1.8%, of the total loan portfolio, including loans held for sale. At June 30, 1996, commercial mortgages amounted to $1.2 million or 1.1%, commercial non-mortgages amounted to $1.0 million or 0.9%, and consumer loans amounted to $622,000 or 0.6%, of the total loan portfolio, including loans held for sale.

         Loan  Portfolio  Composition.   The  following  table  sets  forth  the
composition of Bank West's loan portfolio by type of loan at the dates indicated.

                                                                                June 30,
                                            ----------------------------------------------------------------------------
                                                   1996                          1995                       1994
                                            ---------------------      ----------------------        -------------------
                                             Amount           %          Amount           %           Amount         %
                                            --------      -------      ---------       ------        -------      ------
                                                                       (Dollars In Thousands)
Real estate loans:(1)
  One- to four-family residential           $85,034         80.2%       $92,673         91.7%        $87,177       91.1%
  Construction                               14,074         13.3          6,146          6.1           7,412        7.8
  Commercial mortgages                        1,194          1.1             90           .1             159         .2
  Home equity lines of credit                 2,214          2.1          1,453          1.4             545         .5
  Second mortgages                            1,927          1.8            683           .7             363         .4
Consumer loans                                  622          0.6             30           --              --         --
Commercial non-mortgage                       1,010          0.9             --           --              --         --
                                            -------        -----          -----         ----          ------      -----
    Total loans                             106,075        100.0%        101,075       100.0%         95,656      100.0%
                                                           =====                       =====                      =====
Less:
  Loans held for sale                         4,297                       2,746                        1,282
  Loans in process                            5,828                       2,290                        2,888
  Deferred fees and discounts                    47                          95                          159
  Allowance for loan losses                     166                         108                           88
                                            -------                      ------
    Net loans                               $95,737                     $95,836                      $91,239
                                             ======                      ======                       ======
- -------------------------

(1)  Includes loans held for sale.

                                                  June 30,                 September 30,
                                                    1993                        1992
                                            --------------------        -------------------
                                             Amount          %           Amount         %
                                            --------      -------       -------      ------
Real estate loans:(1)                       $77,056        91.5%        $68,897       95.0%
  One- to four-family residential             6,296         7.5           2,691        3.7
  Construction                                  104          .1             106         .1
  Commercial mortgages                           --          --             --         --
  Home equity lines of credit                   768          .9             863        1.2
  Second mortgages                               --          --             --         --
Consumer loans                                   --          --             --         --
Commercial non-mortgage                      ------       -----         -------      -----
                                             84,224       100.0%         72,557      100.0%
    Total loans                                           =====                      =====

Less:                                         3,250                          --
  Loans held for sale                         2,173                         728
  Loans in process                              128                         105
  Deferred fees and discounts                    63                          50
  Allowance for loan losses
                                            $78,610                     $71,674
    Net loans                                ======                      ======

- -------------------------

(1)  Includes loans held for sale.

         Contractual Maturities. The following table sets forth the scheduled contractual maturities of Bank West's loans at June 30, 1996. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments but do reflect normal amortization.

                                                    One- to
                                                  Four-Family                          Commercial           Home           Second
                                                  Residential         Construction      Mortgages          Equity        Mortgages
                                                  -----------         -------------     ---------          ------        ---------
                                                                                      (In Thousands)
Amounts due after June 30, 1996 in:
  One year or less                                  $ 2,895              $14,074         $  164            $   --           $  286
  After one year through two years                    2,963                   --            144                --              170
  After two years through three years                 4,159                   --             81                --              183
  After three years through five years               12,616                   --            805               585              374
  After five years through ten years                 17,739                   --             --             1,629              898
  After ten years through fifteen years              12,611                   --             --                --                8
  After fifteen years                                32,051                   --             --                --                8
                                                     ------              -------         ------            ------           ------
    Total(1)                                        $85,034              $14,074         $1,194            $2,214           $1,927
                                                    =======              =======         ======            ======           ======
- ------------------------------------

(1) Gross of loans in process, deferred fees and discounts, and allowance for loan losses.

                                                  Commercial
                                            Consumer        Non-mortgage        Total
                                            --------        ------------        -----
Amounts due after June 30, 1996 in:
  One year or less                            $216             $  567         $ 18,202
  After one year through two years             127                221            3,625
  After two years through three years          125                111            4,659
  After three years through five years         154                 99           14,633
  After five years through ten years            --                 12           20,278
  After ten years through fifteen years         --                 --           12,619
  After fifteen years                           --                 --           32,059
                                               ---               ----          -------
    Total(1)                                  $622             $1,010         $106,075
                                               ===              =====          =======


- ------------------------------------

(1) Gross of loans in process, deferred fees and discounts, and allowance for loan losses.

         The following table sets forth the dollar amount of all loans, before net items, due after one year from June 30, 1996, based on the scheduled contractual maturities shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.



                                                        Floating or
                                           Fixed-Rate  Adjustable-Rate     Total
                                           ----------  ---------------     -----
                                                        (In Thousands)
One- to four-family residential ......       $34,211       $47,928       $82,139
Commercial mortgages .................            93           937         1,030
Home equity ..........................          --           2,214         2,214
Second mortgages .....................         1,641          --           1,641
Consumer .............................           406          --             406
Commercial non-mortgage ..............           161           282           443
                                             -------       -------       -------
  Total ..............................       $36,512       $51,361       $87,873
                                             =======       =======       =======


         Scheduled contractual maturities of loans do not necessarily reflect the actual term of Bank West's portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of loan prepayments and enforcement of due-on-sale clauses, which give Bank West the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates.

         Origination, Purchase and Sale of Loans. The lending activities of Bank West are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by Bank West's Board of Directors and management. Loan originations are obtained through a variety of sources, including referrals from real estate brokers, developers, builders and existing customers. Written loan applications are taken by lending personnel, and the loan department supervises the procurement of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by independent outside appraisers. Except for second mortgages and home equity lines of credit, as to which only title searches are performed, Bank West generally requires title insurance with respect to residential and construction loans. Hazard insurance is also required on all secured property, as is flood insurance if the property is located within a designated flood zone.

         Bank West's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. If the loan is to be sold to one of the investors with which the Bank has an agreement, as discussed below, the Bank's loan underwriter may approve the loan if the investor has delegated such authority to the Bank. If the investor requires that the loan be underwritten by it, the loan is submitted to the investor for its approval. If the loan is to be held in the Bank's portfolio, it must also be approved by any two individuals granted loan approval authority if the loan does not exceed $200,000. If the loan is to be held in the portfolio and exceeds $200,000 but does not exceed $500,000, it must be approved by the Loan Committee. Loans in excess of $500,000 must be approved by the Board of Directors.

         Until April 1993, Bank West originated substantially all of the loans in its portfolio and held them until maturity. In the fall of 1992, the Bank applied for reactivation of its seller-service agreement with the Federal Home Loan Mortgage Corporation ("FHLMC"), and in April 1993, following reactivation of the agreement, the first sale to the FHLMC occurred. In July 1993, the institution hired a mortgage underwriter who is responsible for performing underwriting on all loans that are to be sold in the secondary market. Pursuant to a written Secondary Market Policy, the Bank sells the majority of its fixed-rate mortgage loans with a maturity greater than 15 years meeting FHLMC investor requirements to private entities and the FHLMC. In October 1994, the policy was amended to provide that the Bank will sell all newly originated fixed-rate mortgage loans meeting investor requirements and retain only those fixed-rate loans which qualify as exceptions.

         Prior to April 1994, when the Bank originated new loans to be held for sale, the Bank generally did not enter into forward commitments or other agreements with investors regarding the sale of such loans until after the loan had closed. In the low or declining interest rate environment prevailing in calendar 1993, this strategy resulted in higher gains on the sale of loans. However, when interest rates rose in the first quarter of calendar 1994, the market value of the loans held for sale declined, resulting in a $107,000 write-down of the value of such loans in fiscal 1994.

         Following the rise in interest rates and the $107,000 write-down, the Bank entered into agreements with several investors, each of whom has agreed to purchase loans, together with servicing thereof, from the Bank on a loan-by-loan best efforts basis, provided that it is satisfied after its review of the loan that the loan complies with its established underwriting guidelines and lending requirements. The Bank does not approve a loan to be originated for sale unless either the loan has been satisfactorily reviewed by one of the investors or the loan is to be sold to an investor which has delegated the approval authority to the Bank. The Bank makes certain representations and warranties regarding the loans it sells pursuant to the above agreements, primarily with respect to the origination of the loans, the loan documents and the existence of valid liens and insurance policies. Any violation of these representations and warranties or, with respect to certain of the agreements, the existence of certain deficiencies in the loans during a specified period may result in the Bank being required to repurchase the affected loans that were sold. As of June 30, 1996, the Bank has not been required to repurchase any of the loans it has sold. The above agreements may be terminated by either party at any time with respect to future loan commitments, with varying amounts of termination notice required.

         To supplement its loan originations, the Bank has entered into third party origination agreements with a number of mortgage banking companies and financial institutions. Pursuant to such agreements, the third party originators sell loans, together with the servicing thereof, to the Bank on a loan-by-loan basis. The Bank is under no obligation to purchase any of such loans, and the Bank agrees to purchase specific loans only after it has determined that the loan meets its underwriting standards and the standards of the secondary market. The third party originator makes certain representations and warranties regarding the loans it sells to the Bank. If there is a violation of the representations and warranties, or if the first principal and interest payment due to the Bank is not made and the loan remains delinquent for three consecutive payment periods, the Bank may require the third party originator to repurchase the affected loans. The above agreements may be terminated by either party at any time with respect to future loan commitments. Pursuant to the third party origination agreements, the Bank purchased $18.9 million of loans in the year ended June 30, 1996. Of the loans purchased in fiscal 1996, $9.1 million consisted of fixed-rate, one- to four-family residential loans, $1.7 million consisted of mortgage loans which provide for periodic interest rate adjustments ("ARMs"), $1.0 million consisted of balloon mortgages and $7.1 million consisted of construction loans, part of which were included in loans in process at June 30, 1996. Other than the construction loans, most of the loans purchased by the Bank were either sold or are held for sale.

         The Bank sold $45.8 million, $14.4 million and $13.2 million of loans in fiscal 1996, fiscal 1995 and fiscal 1994, respectively, representing 66.2%, 46.2% and 27.3%, respectively, of total loans originated and purchased in such periods. Loan originations and purchases were at record levels in fiscal 1996 due to a favorable interest rate environment prevailing in the first half of such fiscal year, and the expansion of the retail and wholesale mortgage banking operations. In addition, the Bank expanded its consumer and commercial lending business. Total loan originations and purchases were $69.2 million in fiscal 1996 compared to $31.2 million in fiscal 1995. Loan originations in fiscal 1994 were $29.2 million or 60.5% higher than in fiscal 1995 due to the favorable interest rate environment prevailing in the first half of fiscal 1994. The lower loan originations in fiscal 1995 were partially offset by the purchase of $12.1 million of one- to four-family residential loans in fiscal 1995.

         At June 30, 1996, Bank West was servicing $28.6 million of loans for others.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated, including in each case loans held for sale.



                                                      Year Ended June 30,
                                              ---------------------------------
                                                 1996         1995         1994
                                              --------     --------     --------
                                                          (In Thousands)
Loan originations:
  One- to four-family residential:
    Adjustable-rate ......................    $  6,201     $  3,126     $ 12,533
    Fixed-rate ...........................      26,524        5,328       23,070
  Construction:
    Adjustable-rate ......................       7,693        5,470        4,861
    Fixed-rate ...........................       4,078        2,981        7,151
  Commercial mortgages ...................       1,212         --           --
  Consumer loans .........................         768           30         --
  Home equity loans ......................       1,039        1,466          634
  Second mortgages .......................       1,645          695            9
  Commercial non-mortgage ................       1,139         --             60
                                              --------     --------     --------
      Total loan originations ............      50,299       19,096       48,318
Loans purchased:
  One- to four-family residential ........      18,919       12,069           63
                                              --------     --------     --------
    Total loans originated
      and purchased ......................      69,218       31,165       48,381
                                              --------     --------     --------

Sales and loan principal repayments:
  Loans sold .............................      45,798       14,383       13,221
  Loan principal repayments ..............      18,420       11,364       23,728
                                              --------     --------     --------
    Total loans sold and
      principal repayments ...............      64,218       25,747       36,949
                                              --------     --------     --------
Increase (decrease) due to other
  items, net (1) .........................      (5,099)        (821)       1,197
                                              --------     --------     --------
Net increase (decrease) in
  loan portfolio, net ....................    $    (99)    $  4,597     $ 12,629
                                              ========     ========     ========


- ----------------------

(1) Other items consist of loans in process, deferred fees and discounts, allowance for loan losses and loans held for sale.

         Real Estate Lending Standards and Underwriting Policies. Effective March 19, 1993, all financial institutions were required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies, including the OTS, in December 1992 ("Guidelines"). The Guidelines set forth uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extensions of credit secured by liens on interests in real estate or made for the purpose of financing the constructions of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

         The policies must address certain lending considerations set forth in the Guidelines, including LTV limits, loan administration procedures, underwriting standards, portfolio diversification standards and requirements for documentation, approval and reporting. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with the LTV ratio being the total amount of credit to be extended divided by the appraised value or purchase price of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio.

         Certain institutions can make real estate loans that do not conform with the established LTV ratio limits up to 100% of the institution's total capital. Within this aggregate limit, total loans for all commercial, agricultural, multi-family and other non-one-to-four family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are exempt from the LTV ratios (e.g., those guaranteed by a government agency, loans to facilitate the sale of real estate owned, loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds, etc.).

         Bank West is in compliance with the above standards.

         Although federal laws and regulations permit federal savings institutions, such as Bank West, to originate and purchase loans secured by real estate located throughout the United States, Bank West's present lending is primarily done within western Michigan. Subject to Bank West's loans-to-one borrower limitation, Bank West is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. Bank West may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of Bank West's total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, Bank West may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At June 30, 1996, Bank West was well within each of the above lending limits.

         Bank West requires title insurance insuring the priority of its lien, as well as fire and extended coverage casualty insurance, in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area as designated by the Federal Emergency Management Agency. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage loan account from which Bank West makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they become due.

         Loans on Existing Residential Properties. The primary real estate lending activity of Bank West is the origination of loans secured by first mortgage liens on one- to four-family residences. At June 30, 1996, $85.0 million or 80.2% of Bank West's total loan portfolio, including loans held for sale but before net items, consisted of one- to four-family residential loans.

         The loan-to-value ratio, maturity and other provisions of the loans made by Bank West generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Bank West. Bank West's lending policies on one-to four-family residential mortgage loans generally limit the maximum loan-to-value ratio to 95% of the lesser of the appraised value or purchase price of the property, and generally one- to four-family residential loans in excess of an 80% loan-to-value ratio require private mortgage insurance. Prior to November 1992, the Bank had required a minimum 25% down payment with respect to such loans. For 95% loans, the borrower's down payment must come from the borrower's own funds and cannot be in the form of a gift. A borrower's total debt to income ratio generally may not exceed 41%.

         Bank West offers fixed-rate one- to four-family residential loans with terms up to 30 years. Such loans are amortized on a monthly basis with principal and interest due each month and customarily include "due-on-sale" clauses, which are provisions giving Bank West the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage or the loan is not repaid. Bank West enforces due-on-sale clauses to the extent permitted under applicable laws.

         Various legislative and regulatory changes have given Bank West the authority to originate and purchase ARMs, subject to certain limitations. Bank West has been actively marketing ARMs in order to decrease the vulnerability of its operations to changes in interest rates. At June 30, 1996, one- to four-family residential ARMs represented $47.5 million or 44.8% of the total loan portfolio, including loans held for sale.

         Bank West's one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. These loans have interest rates which are scheduled to adjust annually in accordance with a designated index (which, at present, is the one-year Treasury security index, plus a range from 2.75% to 2.875%). Bank West currently offers a one-year adjustable mortgage with a 2% cap on the rate adjustment per period and a 6% cap rate adjustment over the life of the loan. The adjustable-rate loans in Bank West's loan portfolio are not convertible by their terms into fixed-rate loans, may be assumable, do not contain prepayment penalties and do not produce negative amortization. Bank West also offers 3, 5 and 7 year balloon mortgages.

         The demand for adjustable-rate loans in Bank West's primary market area has been a function of several factors, including the level of interest rates, and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. Due to the generally lower rates of interest prevailing in recent periods, the market demand for adjustable-rate loans has decreased as consumer preference for fixed-rate loans has increased. Nevertheless, ARMs have represented a substantial portion of residential mortgage loan originations for Bank West. For fiscal 1996, ARMs represented 27.6% of total one- to four-family residential loan originations, compared to 45.0% and 36.0% for fiscal 1995 and 1994, respectively.

         Construction Loans. Construction loans represent loans to individuals who have a contract with a builder for the construction of their residence as well as loans to builders of residential real estate property. This type of lending has significantly increased in recent years and represents the second most significant type of loan for the Bank. At the end of fiscal 1996, 1995 and 1994, construction loans amounted to $14.1 million, $6.1 million and $7.4 million, respectively, or 13.3%, 6.1% and 7.8% of the total loan portfolio (including loans held for sale), respectively. The Bank purchased $7.1 million of construction loans in fiscal 1996, a portion of which were included in loans in process at June 30, 1996.

         Construction loans extended pursuant to a builder's line of credit are for up to $500,000 at the prime rate plus a specified percentage. A first mortgage on each home constructed is given as collateral. Interest payments only are due for six months, after which the balance extended is due. The Board of Directors has adopted a policy limiting builder's lines of credit to four mortgages outstanding at any one time, for an aggregate balance of not to exceed $500,000. Loans to builders under a line of credit are limited to 75% of appraised value. The maximum term for any loan pursuant to a builder's line of credit is one year. Pursuant to Bank West's Construction Loan Policy, construction loans to individuals are limited to 95% of the appraised value, or purchase price, whichever is less, of the security property. Construction loans are offered with both fixed and adjustable interest rates. Appropriate documentation related to the construction process must be submitted by applicants for construction loans. Bank West has also adopted a policy for "spec loans" to builders for construction of homes not under sales contract. For these loans, the permissible LTV limit is 75%. A maximum of two "spec loans" is permitted to any one builder to be outstanding at one time.

         Construction lending is generally considered to involve a higher degree of risk than one- to four-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for properties that are dependent upon sale of the home being constructed. Construction financing also is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner-occupied. Bank West generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process.

         Home Equity Lines of Credit. Bank West established a Home Equity Credit Line Program in November 1993 to further develop its second mortgage lending. The lines of credit are secured by one- to four-family residences and are available for any purpose. Loans are offered at the prime rate plus a range from 1% to 1.5%. The maximum rate of interest is 18%. The minimum credit line is $1,000, and the maximum line of credit is equal to (a) the lesser of the property's appraised value or two times its assessed valuation, minus (b) any existing indebtedness secured by the property. The term of the line of credit is seven years, with a minimum monthly payment of the greater of 1% of the unpaid balance, $100 or the interest due on the line of credit. At June 30, 1996, $2.2 million or 2.1% of the Bank's total loan portfolio, including loans held for sale but before net items, consisted of home equity loans. In addition, the Bank had commitments of $3.2 million of home equity lines of credit at June 30, 1996.

         Second Mortgages. At June 30, 1996, $1.9 million or 1.8% of the Bank's total loan portfolio, including loans held for sale but before net items, consisted of second mortgages. The second mortgages are secured by one- to four-family residences, are for a fixed amount and a fixed term, and are made to individuals for a variety of purposes. Because the home equity lines of credit offer greater flexibility to the borrower, it is anticipated that the lines of credit will be more popular than the second mortgages.

         Other Lending. Bank West's commercial mortgage and commercial non-mortgage loans amounted to $1.2 million and $1.0 million, respectively, representing 1.1% and 0.9% of the total loan portfolio, including loans held for sale but before net items at June 30, 1996. At June 30, 1996, Bank West's consumer loan portfolio amounted to $622,000 or 0.6% of the total loan portfolio, including loans held for sale but before net items. The Bank expects additional growth in its commercial and consumer loan portfolio during fiscal 1997.

         Loan Fees and Servicing Income. In addition to interest earned on loans, Bank West receives income through the servicing of loans and loan fees charged in connection with loan originations and modifications, late payments, prepayments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period-to-period with the volume and type of loans made.

         Loan origination fees or "points" are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. Bank West's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At June 30, 1996, Bank West had approximately $47,000 of net loan fees which had been deferred and are being recognized as income over the lives of the related loans.

Asset Quality

         Delinquent Loans. The following table sets forth information concerning delinquent loans at June 30, 1996, in dollar amounts and as a percentage of the Company's total loan portfolio. All of the loans delinquent at such date consisted of one- to four-family residential real estate loans. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                                June 30, 1996
                                          -----------------------------------------------------------------------------------------
                                                  30-59                                                         90 or More Days
                                               Days Overdue                   60-89 Days Overdue                    Overdue
                                          -------------------------        ------------------------          ----------------------
                                                           Percent                         Percent                          Percent
                                                           of Total                        of Total                        of Total
                                           Amount            Loans           Amount         Loans            Amount          Loans
                                           ------            -----           ------         -----            ------          -----
One- to four-family
  residential real estate
  loans                                   $594,000            .56%          $172,000         .16%            $43,000          .04%

         Non-Performing Assets. When a borrower fails to make a required loan payment, Bank West attempts to cause the default to be cured by contacting the borrower. In general, contacts are made after a payment is more than 15 days past due, at which time a late charge is assessed. Defaults are cured promptly in most cases. If the delinquency on a mortgage loan exceeds 90 days and is not cured through Bank West's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, Bank West will institute measures to remedy the default, including commencing a foreclosure action or, in special circumstances, accepting from the borrower a voluntary deed of the secured property in lieu of foreclosure with respect to mortgage loans or title and possession of collateral in the case of consumer loans.

         If foreclosure is effected, the property is sold at a sheriff's sale. If Bank West is the successful bidder, the acquired real estate property is then included in Bank West's "real estate owned" account until it is sold. Under Michigan law, there is generally a six-month redemption period with respect to one- to four- family residential properties during which the borrower has the right to repurchase the property. Bank West is permitted under federal regulations to finance sales of real estate owned by "loans to facilitate" which may involve more favorable interest rates and terms than generally would be granted under Bank West's underwriting guidelines. At June 30, 1996 and at the end of each of the last five fiscal years, Bank West had no loans to facilitate and no real estate owned.

         All loans are reviewed on a regular basis under the Bank's asset classification policy. Loans are placed on a non-accrual status when the loan becomes 90 days delinquent, in which case the accrual of interest is discontinued. At June 30, 1996, the Bank had $43,000 of loans on non-accrual status.

         The   following   table  sets  forth  the  amounts  of  the   Company's
nonperforming assets at the dates indicated, all of which consisted of non-accruing, one- to four-family residential loans 90 days or more delinquent. At such dates, there were no real estate owned and no troubled debt restructurings.

                                             June 30,              September 30,
                                --------------------------------   -------------
                                1996     1995     1994     1993        1992
                                              (Dollars in Thousands)
Total nonperforming assets:
  Non-accruing loans 90 days
   or more delinquent ......... $43     $ 145     $  35     $281     $   139
                                ===     =====     =====     ====     =======

Total nonperforming loans as
  a percentage of loans, net .. .04%      .15%      .04%     .36%        .19%
                                ===     =====     =====     ====     =======
Total nonperforming assets as
  a percentage of total assets  .03%      .10%      .03%     .29%        .16%
                                ===     =====     =====     ====     =======

         The $43,000 of nonperforming assets at June 30, 1996 consisted of two one- to four-family residential loans, secured by property in the Grand Rapids metropolitan area.

         The Bank's total classified assets at June 30, 1996 amounted to $215,000, of which $172,000 was classified as special mention and $43,000 was classified as substandard.

         At June 30, 1996, management was not aware of any additional loans with possible credit problems which caused it to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which in management's view may result in the future inclusion of such items in the non-performing asset categories.

         Allowance for Loan Losses. At June 30, 1996, Bank West's allowance for loan losses amounted to $166,000 or .16% of the total loan portfolio, including loans held for sale. Bank West's loan portfolio consists primarily of one- to four-family residential loans and, to a lesser extent, construction loans, home equity lines of credit, second mortgage loans, nonresidential loans and consumer loans. The Bank believes that there are no material elements of risk in its loan portfolio, and total nonperforming assets have remained at very low levels. The classification of assets policy is reviewed quarterly by the Board of Directors. The loan loss allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

         The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                       At or For the
                                                                        Nine Months   At or For the
                                             At or For the                 Ended        Year Ended
                                           Year Ended June 30,            June 30,    September 30,
                                   ----------------------------------     --------    -------------

                                      1996        1995          1994         1993         1992
                                   --------     --------     --------     --------     --------
                                                       (Dollars in Thousands)

Total loans outstanding(1) ....    $106,075     $101,075     $ 95,656     $ 84,224     $ 72,557
                                   ========     ========     ========     ========     ========

Allowance for loan losses,
  beginning of period .........    $    108     $     88     $     63     $     50     $     45
Provision for loan losses .....          60           20           25           13            5
Charge-offs ...................           2         --           --           --           --
                                   --------     --------     --------     --------     --------
Allowance for loan losses,
  end of period ...............    $    166     $    108     $     88     $     63     $     50
                                   ========     ========     ========     ========     ========

Allowance for loan losses
  as a percent of total loans
  outstanding .................         .16%         .11%         .09%         .07%         .07%
                                   ========     ========     ========     ========     ========
One- to four-family residential
  loans as a percent of total
  loans outstanding
                                       80.2%        91.7%        91.1%        91.5%        95.0%
                                   ========     ========     ========     ========     ========
- ---------------------------

(1)      Includes loans held for sale.

Mortgage-Backed Securities

         The Company has invested in a portfolio of mortgage-backed securities and related securities. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of one-to four-family or multi-family residential mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. The Company's mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association ("FNMA") or FHLMC. FNMA and FHLMC are public corporations chartered by the U.S. government. These institutions guarantee the timely payment of interest and the ultimate return of principal. FNMA and FHLMC mortgage-backed securities are not backed by the full faith and credit of the United States, but because FNMA and FHLMC are U.S. government sponsored enterprises, these securities are considered high quality investments with minimal credit risks.

         During fiscal 1996 and 1995, the Company purchased $13.7 million and $1.8 million, respectively, of adjustable-rate collateralized mortgage obligations ("CMOs"). During fiscal 1994, the Company purchased $2.0 million of fixed-rate CMOs. The CMOs are not classified as "high-risk mortgage securities" under OTS Thrift Bulletin 52 ("TB 52"). CMOs are a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules with each such class possessing different risk characteristics. During fiscal 1996, the Company sold $9.9 million of adjustable-rate mortgage-backed securities and utilized the proceeds to purchase adjustable-rate CMOs. The CMOs reprice monthly based on the London Interbank Offered Rate ("LIBOR") index. During fiscal 1996 and 1995, the Company purchased $1.1 million and $12.7 million, respectively, of adjustable-rate mortgage-backed securities. The Company utilized FHLB borrowings to fund the purchase of these investments. These borrowings reprice on a monthly basis, based on the LIBOR index.

         At June 30, 1996, the Company's mortgage-backed securities classified as available for sale had a market value of $2.3 million (net of $23,000 in unrealized losses), while CMOs classified as available for sale had a market value of $15.0 million (net of $235,000 in unrealized losses). During fiscal 1996, mortgage-backed securities and CMOs with a carrying value and fair value of $14.5 million were transferred from held to maturity to available for sale to provide the Company with greater flexibility in managing its liquidity and interest rate risk. As a result, there are no CMOs or mortgage-based securities classified as held to maturity at June 30, 1996. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," mortgage-backed and related securities classified as available for sale are reported at fair value and mortgage-backed and related securities classified as held for investment are reported at amortized cost. For additional information relating to the Company's mortgage-backed and related securities held to maturity or available for sale, see Note 3 to the Consolidated Financial Statements in the 1996 Annual Report to Stockholders, filed as Exhibit 13 hereto (the "1996 Annual Report").

         Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that result in nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Company. In general, mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. As a result, these types of securities allow the Company to optimize regulatory capital to a greater extent than non-securitized whole loans.

         While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. In contrast to mortgage-backed securities in which cash flow is received (and, hence, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

         The following table sets forth the composition of the Company's mortgage-backed securities portfolio at each of the dates indicated.

                                                              June 30,
                                                 -------------------------------
                                                    1996        1995        1994
                                                 -------     -------     -------
                                                          (In Thousands)
Mortgage-backed securities:
  FHLMC ....................................     $ 2,308     $14,100     $ 1,600
  Collateralized mortgage obligations ......      15,034       4,255       1,840
                                                 -------     -------     -------
    Total mortgage-backed securities .......     $17,342     $18,355     $ 3,440
                                                 =======     =======     =======

         Information regarding the contractual maturities and weighted average yield of the Company's mortgage-backed securities portfolio at June 30, 1996 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

                                                                        Amounts at June 30, 1996 Which Mature In
                                                    -------------------------------------------------------------------------------

                                                                                      After Five
                                                    One Year        After One to         to               Over 10
                                                     or Less         Five Years       10 Years             Years             Total
                                                     -------         ----------       --------             -----             -----
                                                                               (Dollars in Thousands)

FHLMC securities ...........................           $--             $-             $    93            $ 2,215            $ 2,308
Collateralized mortgage
  obligations ..............................            --             --                --               15,034             15,034
                                                       -----           ----           -------            -------            -------
     Total .................................           $--             $-             $    93            $17,249            $17,342
                                                       =====           ====           =======            =======            =======
Weighted average yield .....................            --%            --%               7.75%              6.51%              6.52
                                                       =====           ====           =======            =======            =======

         The  following  table sets  forth the  purchases,  sales and  principal
repayments  of  the  Company  mortgage-backed   securities  during  the  periods
indicated.

                                                        At or For the
                                                         Year Ended
                                                          June 30,
                                          --------------------------------------
                                             1996          1995           1994
                                          ---------    ----------     ----------
                                                  (Dollars In Thousands)
Mortgage-backed securities
 and CMOs at beginning of period .....    $ 18,355      $  3,440      $  2,378
Purchases ............................      14,721        15,309         1,963
Repayments ...........................      (2,970)         (439)         (796)
Sales ................................     (12,485)         --            --
Gain on sales ........................          17          --            --
Amortization of premiums, net ........         (90)           (5)           (4)
Change in unrealized loss on
  securities available for sale ......        (206)           50          (101)
                                          --------      --------      --------
Mortgage-backed securities
  and CMOs at end of period ..........    $ 17,342      $ 18,355      $  3,440
                                          ========      ========      ========
Weighted average yield at
  end of period ......................        6.52%         7.21%         7.50%
                                          ========      ========      ========


Securities

         The investment policy of the Company, which is established by the Investment Committee and approved by the Board of Directors, is designed primarily to provide a portfolio of high quality, diversified instruments while seeking to optimize net interest income within acceptable limits of interest rate risk, credit risk and liquidity. Bank West is required to maintain certain liquidity ratios and does so by investing in securities that qualify as liquid assets under OTS regulations. See "Regulation - The Bank - Liquidity Requirements" for a description of such regulations. Such securities include obligations issued or fully guaranteed by the United States government, certain federal agency obligations and certificates of deposit.

         Securities (excluding FHLB stock) totalled $7.4 million or 5.4% of total assets at June 30, 1996. Such securities consist of U.S. government agency securities and corporate bonds. The aggregate market value of such securities was $7.4 million at June 30, 1996. At June 30, 1996, approximately $5.4 million of securities are classified as available for sale, with the remaining $2.0 million classified as held to maturity.

         The Company began trading equity securities in fiscal 1996. The gain on trading securities is primarily the result of trading equity securities in various financial institutions. Although to date the Company's equity trading strategy has been successful, there is no guarantee that future results will equal the past fiscal year's performance. The unrealized loss recognized on securities classified as trading was $5,813 at June 30, 1996. The market value of the Company's trading securities portfolio was $708,000 at June 30, 1996.

         All of the Company's marketable equity securities were sold in fiscal 1994. Such securities consisted of mutual funds which invested in ARMs, short and intermediate-term U.S. government securities, and other debt securities.

         The following table sets forth certain information relating to the Company's securities portfolio (excluding mortgage-backed securities and CMOs) at the dates indicated.

                                                                                          June 30,
                                                       -----------------------------------------------------------------------------
                                                                1996                        1995                         1994
                                                       ----------------------      ----------------------       --------------------
                                                       Carrying       Market       Carrying        Market       Carrying      Market
                                                        Value         Value         Value          Value         Value        Value
                                                        -----         -----         -----          -----         -----        -----
                                                                                       (In Thousands)
U.S. Government agency securities ..............       $ 6,949       $ 6,951       $ 8,537       $ 8,525       $ 3,026       $ 2,937
Corporate bonds ................................           493           493         1,869         1,869          --            --
Municipal bonds ................................          --            --           1,000         1,003         1,004         1,008
FHLB stock .....................................         1,475         1,475         1,475         1,475           840           840
                                                       -------       -------       -------       -------       -------       -------
  Total ........................................       $ 8,917       $ 8,919       $12,881       $12,872       $ 4,870       $ 4,785
                                                       =======       =======       =======       =======       =======       =======


         The following table sets forth the amount of securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1996.

                                                                         Amounts at June 30, 1996 Which Mature In
                                                       ----------------------------------------------------------------------------
                                                                                     Over One                 Over Five
                                                                       Weighted        Year        Weighted     Years     Weighted
                                                       One Year         Average       Through      Average     Through     Average
                                                        or Less          Yield       Five Years     Yield     Ten Years    Yield
                                                        -------          -----       ----------     -----     ---------    -----
                                                                              (Dollars in Thousands)
Bonds and other debt securities:
  U.S. Government and
    federal agencies ...........................         $1,002            6.0%       $5,947        6.61%      $  --        --%
  Corporate bonds ..............................             --             --           493        5.90          --        --
                                                         ------           ----        ------        ----       -----        --
    Total ......................................         $1,002            6.0%       $6,440        6.55%      $  --        --%
                                                         ======           ====         ======       ====       =====       ===
Equity securities:
  FHLB stock(1) ................................         $1,475           7.60%       $   --          --%      $  --        --%

- ---------------------------

(1) As a member of the FHLB of Indianapolis, Bank West is required to maintain its investment in FHLB stock, which has no stated maturity.

         At June 30, 1996, the Company did not have securities in any one issuer which exceeded more than 10% of the Company's retained earnings.

Interest-Bearing Deposits

         At June 30, 1996, the Company had interest-bearing deposits at financial institutions of $5.1 million, as compared to $4.2 million and $4.0 million at June 30, 1995 and 1994, respectively. The $900,000 increase in interest-bearing deposits from June 30, 1995 to June 30, 1996 is due to improved cash management techniques.

Sources of Funds

         General. Deposits are the primary source of Bank West's funds for lending and other investment purposes. In addition to deposits, Bank West derives funds from principal repayments on loans and mortgage-backed securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. FHLB advances may be used to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

         Deposits. Bank West's deposits are attracted principally from within Bank West's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts.

Included among these deposit products are individual retirement account certificates of approximately $7.2 million or 8.0% of total deposits at June 30, 1996. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         The following table sets forth information regarding the types of accounts offered by Bank West at June 30, 1996.

                                                      Minimum           Interest
       Type of Account                            Opening Deposit         Rate
       ---------------                            ---------------         ----
Regular NOW accounts ..........................    $   300              2.75%
Gold NOW accounts(1) ..........................        500           2.75 - 4.00
Passbook accounts .............................        100              2.50
Basic statement savings .......................        100              3.00
Tiered statement savings(1) ...................      2,500           3.81 - 4.41
Certificates of deposit:
  3 to 5 months ...............................        500              4.43
  6 to 11 months ..............................        500              5.43
  12 to 23 months .............................        500              5.63
  24 to 35 months .............................        500              5.87
  36 to 47 months .............................        500              6.11
  48 to 59 months .............................        500              6.35
  60 months or more ...........................        500              6.59

- ----------------------

(1)      Represents a tiered account.

         The large variety of deposit accounts offered by Bank West has increased Bank West's ability to retain deposits and allowed it to be more competitive in obtaining new funds, but has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). During periods of high interest rates, deposit accounts that have adjustable interest rates have been more costly than traditional passbook accounts. In addition, Bank West has become increasingly subject to short-term fluctuations in deposit flows. Bank West's ability to attract and maintain deposits is affected by the rate consciousness of its customers and their willingness to move funds into higher-yielding accounts. Bank West's cost of funds has been, and will continue to be, affected by money market conditions.

         The following table shows the distribution of, and certain other information relating to, Bank West's deposits by type of deposit, as of the dates indicated.

                                                                                          June 30,
                                                    -------------------------------------------------------------------------------
                                                              1996                          1995                        1994
                                                    ------------------------      -----------------------      --------------------
                                                     Amount             %         Amount             %          Amount           %
                                                    --------         -------      -------         -------      -------       ------
                                                                                  (Dollars in Thousands)
Certificate accounts:
  2.00% - 3.99% .............................        $    --             --%      $   188             .2%      $19,317         21.5%
  4.00% - 5.99% .............................         51,043           56.1        23,157           27.2        40,136         44.6
  6.00% - 7.99% .............................         17,351           19.1        40,535           47.6         6,287          7.0
  8.00% - 9.99% .............................             21             --            35             --           102           .1
                                                     -------          -----       -------          -----       -------        -----
    Total certificate accounts ..............         68,415           75.2        63,915           75.0        65,842         73.2
                                                     -------          -----       -------          -----       -------        -----
Transaction accounts:
  Passbook and statement savings ............         16,572           18.2        17,135           20.1        20,427         22.7
  Money market accounts .....................          1,031            1.1         2,118            2.5         2,293          2.5
  NOW accounts ..............................          5,010            5.5         2,012            2.4         1,398          1.6
                                                     -------          -----       -------          -----       -------        -----
    Total transaction accounts ..............         22,613           24.8        21,265           25.0        24,118         26.8
                                                     -------          -----       -------          -----       -------        -----
    Total deposits ..........................        $91,028          100.0%      $85,180          100.0%      $89,960        100.0%
                                                     =======          =====       =======          =====       =======        =====

         The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                             Year Ended June 30,
                              ----------------------------------------------------------------------------
                                      1996                         1995                        1994
                              --------------------        ----------------------      --------------------
                                           Average                       Average                   Average
                              Average        Rate         Average         Rate        Average       Rate
                              Balance        Paid         Balance         Paid        Balance       Paid
                              -------        ----         -------         ----        -------       ----
                                                          (Dollars in Thousands)
Passbook and statement
  savings accounts ....      $16,930         3.64%        $17,700        3.42%        $21,799       3.13%
Money market accounts
  and NOW accounts ....        4,711         2.22           4,511        3.59           2,679       3.14
Certificates of deposit       66,532         5.84          64,968        5.07          62,388       4.52
                             -------         ----         -------        ----         -------       ----
    Total .............      $88,173         5.22%        $87,179        4.66%        $86,866       4.13%
                             =======         ====         =======        ====         =======       ====


         The following table sets forth the savings flows of Bank West during the periods indicated.

                                                    Year Ended June 30,
                                          --------------------------------------
                                            1996           1995            1994
                                                      (In Thousands)
Increase (decrease) before
   interest credited(1) ..........        $ 1,234        $(8,778)        $ 2,313
Interest credited ................          4,614          3,998           3,520
                                          -------        -------         -------
  Net increase (decrease)
    in deposits ..................        $ 5,848        $(4,780)        $ 5,833
                                          =======        =======         =======

- -----------------

(1) Information provided is net because information necessary to present the gross amounts of deposits and withdrawals is not readily available.

         Bank West attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area, but does not necessarily seek to match the highest rates paid by competing institutions. Bank West has generally not taken a position of price leadership in its markets unless there has been an opportunity to market longer term deposits.

         The principal methods used by Bank West to attract deposits include the offering of a wide variety of services and accounts, competitive interest rates, convenient office locations and cards that access deposits at Bank West through automatic teller machines ("ATMs") established by other banking organizations. Bank West uses traditional marketing methods to attract new customers and deposits, including mass media advertising and direct mailings.

         The  following   table  sets  forth  the   maturities  of  Bank  West's
certificates of deposit having principal amounts of $100,000 or more at June 30, 1996.

Quarter Ending:                                                     Amounts
                                                                (In Thousands)
September 30, 1996 .........................................       $ 2,415
December 31, 1996 ..........................................         2,138
March 31, 1997 .............................................         1,404
June 30, 1997 ..............................................         1,209
After June 30, 1997 ........................................         3,006
                                                                   -------
  Total certificates of deposit with
    balances of $100,000 or more ...........................       $10,172
                                                                   =======

         Borrowings. Bank West may obtain advances from the FHLB of Indianapolis based upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, investment securities and mortgage-backed securities, provided certain standards related to credit worthiness have been met. See "Regulation - The Bank - Federal Home Loan Bank System." Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At June 30, 1996, Bank West had $6.0 million of short-term advances from the FHLB of Indianapolis, $5.0 million of which mature in the quarter ended September 30, 1996, and $13.0 million of long-term variable rate borrowings which have maturities between 1997 and 2001. See Note 8 to the Consolidated Financial Statements in the 1996 Annual Report for additional information. In fiscal 1995, the Bank utilized $14.5 million of the long-term borrowings to purchase adjustable-rate mortgage-backed securities and collateralized mortgage obligations. This strategy was implemented to earn a positive spread during both an increasing or decreasing interest rate environment and to supplement the decline in adjustable-rate loan volume. In addition, in fiscal 1995 the Bank utilized $3.0 million of long-term variable rate FHLB borrowings to repay short-term FHLB borrowings bearing a higher interest rate. During fiscal 1996, the Bank reduced short-term advances by $1.4 million and long-term advances by $4.5 million with excess liquidity generated from deposit growth.

         The following table sets forth certain information regarding borrowed funds at or for the dates indicated:



                                                        At or for the Year
                                                          Ended June 30,
                                            ------------------------------------
                                              1996          1995           1994
                                            ------          ----           ----
                                                   (Dollars in Thousands)
FHLB advances:
  Average balance outstanding ........      $22,236       $10,759       $ 2,583
  Maximum amount outstanding
    at any month-end during
    the period .......................      $25,473       $24,922       $ 5,000
  Balance outstanding at end
    of period ........................      $19,000       $24,922       $ 5,000
  Average interest rate
    during the period ................         5.96%         5.55%         3.87%
  Weighted average interest rate
    at end of period .................         5.60%         6.23%         5.23%

Subsidiaries

         OTS regulations permit the Bank to invest up to 2% of its assets in the capital stock of, and secured and unsecured loans to, subsidiary service corporations, and an additional 1% of its assets when the additional funds are utilized for community or inner-city purposes. In addition, federally-chartered savings institutions which are in compliance with their minimum regulatory capital requirements also may make conforming loans to service corporations in which the institution owns or holds more than 10% of the capital stock or to joint ventures of such service corporations in an aggregate amount of up to 50% of the institutions' regulatory capital. OTS regulations also limit the aggregate amount of direct investments, including loans, by a SAIF-insured institution in real estate, service corporations, operating subsidiaries and equity securities as defined therein. At June 30, 1996, the Bank had one wholly owned subsidiary which is inactive.

Competition

         Bank West faces significant competition both in attracting deposits and in making loans. Some of the Bank's major competitors include NBD Bank, Comerica Bank, Michigan National Bank, Old Kent Bank and Trust Company, and First of America Bank. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, Bank West faces additional significant competition for investors' funds from short-term money market mutual funds and issuers of corporate and government securities. Bank West competes for deposits principally by offering depositors a variety of deposit programs. Bank West does not rely upon any individual group or entity for a material portion of its deposits. The Bank estimates that its market share of total deposits in Kent County, Michigan is approximately 1%.

         Bank West's competition for real estate loans comes principally from mortgage banking companies, commercial banks and other savings institutions. Bank West competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers and real estate brokers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. The Bank estimates that its market share of total mortgage loans secured by properties located in Kent County, Michigan is approximately 3%.

Employees

         Bank West and its subsidiaries had 44 full-time employees and nine part-time employees at June 30, 1996. None of these employees is represented by a collective bargaining agent, and Bank West believes that it enjoys good relations with its personnel.

                                   REGULATION

The Company

         General. The Company, as a registered savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"), is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, Bank West is subject to certain restrictions in its dealings with the Company and affiliates thereof.

         Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "- The Bank - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Bank - Qualified Thrift Lender Test."

         If the Company were to acquire control of another savings institution, other than through merger or other business combination with Bank West, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than Bank West or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the FRB as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

         Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At June 30, 1996, Bank West was in compliance with the above restrictions.

         Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

         The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

         Under the Bank Holding Company Act of 1956, the FRB is authorized to approve an application by a bank holding company to acquire control of a savings institution. In addition, a bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the FRB. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

The Bank

         General. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

         The OTS' enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. The FDICIA provides for, among other things, the recapitalization of the BIF; the authorization of the FDIC to make emergency special assessments under certain circumstances against BIF members and members of the SAIF; the establishment of risk-based deposit insurance premiums; and improved examinations and reporting requirements. The FDICIA also provides for enhanced federal supervision of depository institutions based on, among other things, an institution's capital level. See " Prompt Corrective Action."

         Insurance of Accounts. The deposits of Bank West are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

         Under current FDIC regulations, SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized"--which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for Bank West for the two semi-annual periods in each of calendar 1994, calendar 1995 and calendar 1996 were .23% (per annum) of insured deposits.

         Both the SAIF and the BIF are statutorily required to be recapitalized to a ratio of 1.25% of insured reserve deposits. The BIF has achieved the required reserve ratio, and, as discussed below, the FDIC recently substantially reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average paid by savings institutions.

         On November 14, 1995, the FDIC approved a final rule regarding deposit insurance premiums. The final rule reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the semiannual premium assessment beginning January 1, 1996. Accordingly, in the absence of further legislative action, SAIF members such as Bank West will be competitively disadvantaged as compared to commercial banks by the resulting premium differential.

         The U.S. House of Representatives and Senate have actively considered legislation which would have eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The proposed legislation would have required all SAIF member institutions to pay a special one-time assessment to recapitalize the SAIF, which in the aggregate would have been sufficient to bring the reserve ratio for the SAIF to 1.25% of insured deposits. Based on the current level of reserves maintained by the SAIF, it was anticipated that the amount of the special assessment required to recapitalize the SAIF would have been approximately 85 to 90 basis points of the SAIF-assessable deposits as of March 31, 1995. It was also anticipated that after the recapitalization of the SAIF, premiums paid by SAIF-insured institutions would be reduced to match those currently being assessed BIF-insured institutions. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

         The legislation discussed above had been, for some time, included as part of a fiscal 1996 federal budget bill, but was eliminated prior to the bill being enacted on April 26, 1996. In light of the legislation's elimination and the uncertainty of the legislative process generally, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or, if adopted, the amount of the assessment, if any, that would be imposed on the Company.

         If legislation were to be enacted in the future which would assess a one-time special assessment of up to 90 basis points, the Company would (based upon the Company's SAIF deposits as of March 31, 1996) incur an adverse earnings impact of up to approximately $758,000, gross of related tax benefits, if any. In addition, the enactment of such legislation might have the effect of immediately reducing the Company's capital by such an amount.

         The FDIC may terminate the deposit insurance of any insured depository institution, including Bank West, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

         Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. Bank West had no goodwill or other intangible assets at June 30, 1996 which are required to be considered in computing regulatory capital. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Bank West's regulatory capital.

        In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

         In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0% multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS published an appeals process. On August 21, 1995, the OTS released Thrift Bulletin 67 which established (i) an appeals process to handle "requests for adjustments" to the interest rate risk component and (ii) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67.

        Effective November 28, 1994, the OTS revised its interim policy issued in August 1993 under which savings institutions computed their regulatory capital in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the revised OTS policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

         At June 30, 1996, Bank West exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 15.4%, 15.4% and 31.4%, respectively. The following table sets forth Bank West's compliance with each of the above-described capital requirements as of June 30, 1996.

                                                    Tangible        Core        Risk-Based
                                                     Capital      Capital(1)    Capital(2)
                                                     -------      ----------    ----------
                                                            (Dollars in Thousands)
Capital under GAAP ...........................      $19,978       $19,978       $19,978

Additional capital items:

 Unrealized loss on securities available
   securities available for sale, net of taxes          192           192           192

  General valuation allowances(3) ............                                      166
                                                    -------       -------       -------
Regulatory capital ...........................       20,170        20,170        20,336

Minimum required regulatory capital(4) .......        1,971         3,941         5,189
                                                    -------       -------       -------
Excess regulatory capital ....................      $18,199       $16,229       $15,147
                                                    =======       =======       =======

Regulatory capital as a percentage ...........        15.40%        15.40%        31.40%

Minimum capital required as a
   percentage(4) .............................         1.50%         3.00%         8.00%
                                                    -------       -------       -------
Regulatory capital as a percentage
 in excess of requirements ...................        13.90%        12.40%        23.40%
                                                    =======       =======       =======
- -----------------------------
(1)  Does not reflect the 4.0% requirement to be met in order for an institution to be "adequately capitalized." See "- Prompt Corrective Action."

(2) Does not reflect the interest-rate risk component in the risk-based capital requirement, the effective date of which has been postponed as discussed above.

(3) General valuation allowances are only used in the calculation of risk-based capital. Such allowances are limited to 1.25% of risk-weighted assets.

(4) Tangible and core capital are computed as a percentage of adjusted total assets of $131.4 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $64.9 million.

         Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

         Prompt Corrective Action. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

         At June 30, 1996, Bank West was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

         Safety and Soundness. On November 18, 1993, a joint notice of proposed rulemaking was issued by the OTS, the FDIC, the Office of the Comptroller of the Currency and the Federal Reserve Board (collectively, the "agencies") concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover
(a) internal controls and information systems, (b) internal audit system, (c) loan documentation, (d) credit underwriting, (e) interest rate risk exposure,
(f) asset growth, and (g) compensation, fees and benefits. Under the proposed asset quality and earnings standards, Bank West would be required to maintain
(1) a maximum ratio of classified assets (assets classified substandard, doubtful and to the extent that related losses have not been recognized, assets classified loss) to total capital of 1.0, and (2) minimum earnings sufficient to absorb losses without impairing capital. The last ratio concerning market value to book value was determined by the agencies not to be feasible. Finally, the proposed compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. Legislation enacted in 1994: (1) authorizes the agencies to establish safety and soundness standards by regulation or guideline for all insured depository institutions; (2) gives the agencies greater flexibility in prescribing asset quality and earnings standards by eliminating the requirement that agencies establish quantitative standards; and (3) eliminates the requirement that the standards referenced above apply to depository institution holding companies. The agencies have published a final rule and interagency guidelines ("Guidelines"), as well as proposed asset quality and earning standards which will be added to the Guidelines when finalized. The final rule and Guidelines became effective on August 9, 1995.

         Under the Guidelines and final rule of the OTS, if an insured savings institution fails to meet any of the standards promulgated by the Guidelines, then the OTS may require such institution to submit a plan within 30 days (or such different period specified by the OTS) specifying the steps it will take to correct the deficiency. In the event that an institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the OTS, the OTS must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. Bank West believes that it is in compliance with the Guidelines and final rule as adopted.

         Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5%. At June 30, 1996, Bank West's liquidity ratio was 16.94%.

         Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

         Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. See "- Regulatory Capital Requirements."

         Tier 2 institutions, which are institutions that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions up to a specified percentage of their net income during the most recent four quarter period, depending on how close the institution is to meeting its fully phased-in capital requirements. Tier 3 institutions, which are institutions that do not meet current minimum capital requirements, or which have been otherwise notified by the OTS that they will be treated as a Tier 3 institution because they are in need of more than normal supervision, cannot make any capital distribution without obtaining OTS approval prior to making such distributions.

         In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 institution deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 institution as a result of such a determination. At June 30, 1996, Bank West was a Tier 1 institution for purposes of this regulation.

         On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined above under "-Prompt Corrective Action." Because the Bank will be a subsidiary of a holding company, the proposal would require the Bank to provide notice to the OTS of its intent to make a capital distribution. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

         Loans to One Borrower. The permissible amount of loans-to-one borrower now generally follows the national bank standard for all loans made by savings institutions. The national bank standard generally does not permit loans-to-one borrower to exceed the greater of $500,000 or 15% of unimpaired capital and surplus. At June 30, 1996, the 15% limit for the Bank was $3.0 million, and the Bank did not have any loans to one borrower in excess of such amount. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable collateral.

         Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital up to certain amounts, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

         Branching by Federal Savings Institutions. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS' domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (i) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (ii) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (iii) the branch was operated lawfully as a branch under state law prior to the savings institution's conversion to a federal charter.

         Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An
unsatisfactory   CRA  record  may  be  the  basis  for  denial  of  a  branching application.

         Qualified Thrift Lender Test. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

         Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Indianapolis; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1996, the qualified thrift investments of Bank West were approximately 88.8% of its portfolio assets.

         Accounting Requirements. Applicable OTS accounting regulations and reporting requirements apply the following standards: (i) regulatory reports will incorporate GAAP when GAAP is used by federal banking agencies; (ii) savings institution transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (iii) the Director of the OTS may prescribe regulatory reporting requirements more stringent than GAAP whenever the Director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings institutions.

         Effective February 10, 1992, the OTS adopted a statement of policy ("Statement") set forth in Thrift Bulletin 52 concerning (i) procedures to be used in the selection of a securities dealer, (ii) the need to document and implement prudent policies and strategies for securities, whether held for investment, trading or for sale, and to establish systems and internal controls to ensure that securities activities are consistent with the financial institution's policies and strategies, (iii) securities trading and sales practices that may be unsuitable in connection with securities held in an investment portfolio, (iv) high-risk mortgage securities that are not suitable for investment portfolio holdings for financial institutions, and (v) disproportionately large holdings of long-term, zero-coupon bonds that may constitute an imprudent investment practice. The Statement applies to investment securities, high-yield, corporate debt securities, loans, mortgage-backed securities and derivative securities, and provides guidance concerning the proper classification of and accounting for securities held for investment, sale and trading. Securities held for investment, sale or trading may be differentiated based upon an institution's desire to earn an interest yield (held for investment), to realize a holding gain from assets held for indefinite periods of time (held for sale), or to earn a dealer's spread between the bid and asked prices (held for trading). Depository institution investment portfolios are maintained to provide earnings consistent with the safety factors of quality, maturity, marketability and risk diversification. Securities that are purchased to accomplish these objectives may be reported at their amortized cost only when the depository institution has both the intent and ability to hold the assets for long-term investment purposes. Securities held for investment purposes may be accounted for at amortized cost, securities held for sale are to be accounted for at the lower of cost or market, and securities held for trading are to be accounted for at market. Bank West believes that its investment activities have been and will continue to be conducted in accordance with the requirements of OTS policies and GAAP.

         The accounting principles for depository institutions are currently undergoing review to determine whether the historical cost model or market-based measure of valuation is the appropriate measure for reporting the assets of such institutions in their financial statements. Such proposal is controversial because any change in applicable accounting principles which requires depository institutions to carry mortgage-backed securities and mortgage loans at fair market value could result in substantial losses to such institutions and increased volatility in their liquidity and operations. Currently, it cannot be predicted whether there may be any changes in the accounting principles for depository institutions in this regard beyond those imposed by SFAS No. 115 or when any such changes might become effective.

         The Omnibus Reconciliation Act of 1993 added a new Section 475 to the Internal Revenue Code of 1986, as amended (the "Code"), which provides that certain financial institutions must recognize gain or loss annually with regard to any securities held by them as inventory for resale. Gain and loss is not required to be recognized with regard to securities which are intended to be held until their maturity. Because all of the Bank's investment securities and mortgage-backed securities are classified as held to maturity, Section 475 of the Code does not have a material impact on the financial statements of the Bank.

         Federal Home Loan Bank System. Bank West is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The FHLB advances are collateralized by a blanket collateral loan agreement under which the Bank must maintain minimum eligible collateral of 160% of the outstanding advances. Under this agreement, the limit on the Bank's FHLB advances was $66.0 million at June 30, 1996. At June 30, 1996, the Bank had $19.0 million of FHLB advances. See Note 8 to the Consolidated Financial Statements in the 1996 Annual Report.

         As a member, Bank West is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1996, Bank West had $1,475,000 in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. The dividend yield on the Bank's FHLB stock has decreased from 9.7% in fiscal 1993 to 8.1% in fiscal 1996.

         Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of June 30, 1996, no reserves were required to be maintained on the first $4.3 million of transaction accounts, reserves of 3% were required to be maintained against the next $52.0 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.


                                    TAXATION

Federal Taxation

         General. The Company and Bank West are subject to the generally applicable corporate tax provisions of the Code, and Bank West is subject to certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive discussion of the tax rules applicable to the Company and Bank West.

         Fiscal Year. The Company and Bank West file a consolidated federal income tax return on the basis of a fiscal year ending June 30.

         Bad Debt Reserves. Savings institutions, such as Bank West, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the institution's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the institution's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by certain interests in real property) and all other loans ("non-qualifying loans"). The deduction with respect to non-qualifying loans must be computed under the experience method as described below. The following formulas may be used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience, or (ii) a percentage of taxable income. Reasonable additions to the reserve for losses on non-qualifying loans must be based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the institution's annual bad debt deduction.

         Under the experience method, the deductible annual addition to the institution's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of the six years, or (b) the lower of (i) the balance of the reserve account at the close of the Bank's "base year," which is its tax year ended December 31, 1987, or
(ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

         Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permits a qualifying savings institution to be taxed at a lower effective federal income tax rate than that applicable to corporations in general. This resulted generally in an effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax (as compared to 34% for corporations generally). Any savings institution at least 60% of whose assets are qualifying assets, as described in the Code, will generally be eligible for the full deduction of 8% of taxable income. As of June 30, 1996, 88.0% of the assets of Bank West were "qualifying assets" as defined in the Code.

         In August 1996, legislation was enacted that repeals the above described reserve method of accounting (including the percentage of taxable income method) used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At June 30, 1996, the Bank's post-1987 excess reserves amounted to approximately $781,000. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the Bank meets certain residential lending requirements. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

         Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6% of such loans outstanding at the end of the taxable year. The bad debt deduction is also limited to the amount which, when added to the addition to the reserve for losses on non-qualifying loans, equals the amount by which 12% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Based on experience, it is not expected that these restrictions will be a limiting factor for Bank West in the foreseeable future. In addition, the deduction for qualifying real property loans is reduced by an amount equal to all or part of the deduction for non-qualifying loans.

         At June 30, 1996, the federal income tax reserves of Bank West included $3.4 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of Bank West in connection with the conversion of the Bank to stock form, the retained earnings of Bank West are substantially restricted.

         Distributions. If Bank West were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution will cause Bank West to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

         Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) depreciation and
(b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At June 30, 1996, Bank West had no NOL carryforwards for federal income tax purposes.

         Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 35%. Corporations which own 20% or more of the stock of a corporation distributing a dividend may deduct 80% of the dividends received. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of the dividends received. However, a corporation that receives dividends from a member of the same affiliated group of corporations may deduct 100% of the dividends received.

         Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect Bank West.

         Bank West's federal income tax returns for the tax years ended June 30, 1993 forward are open under the statute of limitations and are subject to review by the IRS.

State Taxation

         The State of Michigan imposes a tax on intangible personal property in the amount of $0.20 per $1,000 of deposits of a savings bank or a savings and loan institution, less deposits owed to the federal or Michigan state governments, their agencies or certain other financial institutions. The State of Michigan also imposes a "Single Business Tax," which is a value-added type of tax and is for the privilege of doing business in the State of Michigan. The major components of the Single Business Tax base are compensation, depreciation and federal taxable income, increased by NOLs, if any, utilized in arriving at federal taxable income, and decreased by the cost of acquisition of depreciable tangible assets during the year. The tax rate through September 30, 1994 was 2.35% of the Michigan adjusted tax base. Beginning October 1, 1994, the rate decreased to 2.30% of the Michigan adjusted tax base.

Item 2.  Properties.

         At June 30, 1996, Bank West conducted its business from its main office in Walker, Michigan and one branch office in Grand Rapids, Michigan. The following table sets forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of Bank West at June 30, 1996.

                                                    Net Book
                                                    Value of        Amount of
  Description/Address             Leased/Owned      Property        Deposits
  -------------------             ------------      --------        --------
                                                         (In Thousands)
2185 Three Mile Road
N.W.                                  Owned          $2,506          $13,095
Grand Rapids, MI  49544

910 Bridge Street
Grand Rapids, MI  49504               Owned             601           77,933
                                                      -----           ------
  Total                                              $3,107          $91,028
                                                     ======          =======

Item 3.  Legal Proceedings.

         The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The  information   required  herein,  to  the  extent  applicable,   is
incorporated by reference from page 45 of the Company's 1996 Annual Report.

Item 6.  Selected Financial Data.

         The information required herein is incorporated by reference from page 2 of the 1996 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required herein is incorporated by reference from pages 3 to 15 of the 1996 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         The information required herein is incorporated by reference from pages 16 to 43 of the 1996 Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.

         Not applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.

         The information required herein is incorporated by reference from pages 3 to 4, 7 and 11 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on October 23, 1996, which was filed on September 19, 1996 ("Definitive Proxy Statement").

Item 11. Executive Compensation.

         The information required herein is incorporated by reference from pages 12 to 18 of the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required herein is incorporated by reference from pages 8 to 11 of the Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

         The information required herein is incorporated by reference from page 18 of the Definitive Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  Documents Filed as Part of this Report

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                  Report of Independent Auditors
                  Consolidated Balance Sheets as of June 30,
                    1996 and 1995
                  Consolidated Statements of Income for the Fiscal Periods Ended
                     June 30, 1996, 1995 and 1994
                  Consolidated Statements of Changes in Shareholders' Equity for
                     the Fiscal Periods Ended June 30, 1996, 1995 and 1994
                  Consolidated  Statements of Cash Flows for the Fiscal  Periods
                     ended June 30, 1996, 1995 and 1994
                  Notes to Consolidated Financial Statements

         (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

                     Exhibit Index                                        Page
                     -------------                                        ----


 2.1     Plan of Conversion                                                 *
 3.1     Articles of Incorporation of Bank West Financial Corporation       *
 3.2     Bylaws of Bank West Financial Corporation                          *
 4.1     Stock Certificate of Bank West Financial Corporation               **
10.1     Employee Stock Ownership Plan                                      *
10.2     Employment Agreement among Bank West
            Financial Corporation, Bank West, F.S.B. and Paul W. Sydloski
            dated March 30, 1995                                            **
10.3     Form of Employment Security Agreement among
            Bank West Financial Corporation, Bank West, F.S.B. and
            certain executive officers                                      *
10.4     1995 Key Employee Stock Compensation Program
10.5     1995 Directors' Stock Option Plan
10.6     1995 Management Recognition Plan for Officers
10.7     1995 Management Recognition Plan for Directors
13.0     1996 Annual Report to Stockholders
21.0     Subsidiaries of the Registrant - Reference is made to "Item 2.
            Business" for the required information
27.0     Financial Data Schedule

(*) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-87620) filed by the Company with the SEC on December 21, 1994, as subsequently amended.

(**) Incorporated herein by reference from the Company's Annual Report on Form 10-K filed by the Company with the SEC on September 28, 1995.

         (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

         (c) See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

         (d) There are no financial statements or schedules which were excluded from Item 8 which are required to be reported herein.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              BANK WEST FINANCIAL CORPORATION



                                       By:    /s/ Paul W. Sydloski
                                              --------------------
                                              Paul W. Sydloski
                                              President, Chief Executive Officer
                                              and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Paul W. Sydloski                                September 23, 1996
- ---------------------------
Paul W. Sydloski
President, Chief Executive
 Officer and Director


/s/ George A. Jackoboice                            September 23, 1996
- ---------------------------
George A. Jackoboice
Chairman of the Board and
 Director


/s/ Richard L. Bishop                               September 23, 1996
- ---------------------------
Richard L. Bishop
Director


/s/ Thomas D. DeYoung                               September 23, 1996
- ---------------------------
Thomas D. DeYoung
Director

/s/ Jacob Haisma                                    September 23, 1996
- ---------------------------
Jacob Haisma
Director

/s/ Carl A. Rossi                                   September 23, 1996
- ---------------------------
Carl A. Rossi
Director


/s/ Robert J. Stephan                               September 23, 1996
- ---------------------------
Robert J. Stephan
Director


/s/ John H. Zwarensteyn                             September 23, 1996
- ---------------------------
John H. Zwarensteyn
Director


/s/ Kevin A. Twardy                                 September 23, 1996
- ---------------------------
Kevin A. Twardy
Chief Financial Officer
 (also principal accounting
 officer)