Form 10-Q
period 1996-09-30
BANK WEST FINANCIAL CORP
filed 1996-11-13
CIK 934598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _____________

                         Commission File Number 0-25666


                         BANK WEST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


             Michigan                                           38-3203447
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)


            2185 Three Mile Road, N.W., Grand Rapids, Michigan 49544
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (616) 785-3400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]   No [   ]


Shares of common stock, par value $.01 per share, outstanding as of November 12, 1996: 1,981,475.

                         BANK WEST FINANCIAL CORPORATION
                                    FORM 10-Q
                        Quarter Ended September 30, 1996

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

ITEM 1 - Financial Statements

         Consolidated Statements of Financial Condition -
                September 30, 1996 (unaudited) and June 30, 1996

         Consolidated Statements of Income (unaudited) -
                For The Three Months Ended September 30, 1996 and 1995

         Consolidated Statements of Cash Flows (unaudited) -
                For The Three Months Ended September 30, 1996 and 1995

         Notes to Consolidated Financial Statements


ITEM 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations


                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

ITEM 2 - Changes in Securities

ITEM 3 - Defaults upon Senior Securities

ITEM 4 - Submission of Matters to a Vote of Security Holders

ITEM 5 - Other Information

ITEM 6 - Exhibits and Reports on Form 8-K


SIGNATURES

                                    BANK WEST FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   September 30,           June 30,
                                                                        1996                 1996
                                                                   -------------         -------------
                                                                     (Unaudited)
ASSETS
       Cash and due from banks ............................        $     851,190         $   1,571,662
       Interest-bearing deposits ..........................            3,660,080             5,122,427
                                                                   -------------         -------------
             Total cash and cash equivalents ..............            4,511,270             6,694,089

       Interest-bearing time deposits .....................              199,000               298,000
       Securities available for sale (Note 6) .............           25,686,242            22,779,280
       Securities held to maturity
         (market value: $2,005,625 at September 30, 1996,
          $2,006,000 at June 30, 1996)  (Note 6) ..........            2,003,049             2,004,288
       Trading securities .................................            1,481,663               708,438
       Loans held for sale  (Note 7) ......................            3,413,269             4,297,092
       Loans, net (Note 8) ................................           96,588,808            95,737,191
       Federal Home Loan Bank stock .......................            1,475,000             1,475,000
       Premises and equipment .............................            3,109,896             3,106,972
       Accrued interest receivable ........................              608,509               632,043
       Mortgage servicing rights ..........................              142,575               142,697
       Other assets .......................................              296,926               107,216
                                                                   -------------         -------------

            Total assets ..................................        $ 139,516,207         $ 137,982,306
                                                                   =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
       Deposits ...........................................        $  92,773,780         $  91,028,072
       Short-term FHLB borrowings .........................            8,000,000             6,000,000
       Long-term FHLB borrowings ..........................           13,000,000            13,000,000
       Accrued interest payable ...........................              178,228               156,946
       Advance payments by borrowers
          for taxes and insurance .........................              226,680               459,391
       Deferred federal income tax ........................              248,315               225,760
       Other liabilities ..................................              899,839               301,691
                                                                   -------------         -------------
              Total liabilities ...........................          115,326,842           111,171,860
                                                                   -------------         -------------

                                    BANK WEST FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

                                                                   September 30,           June 30,
                                                                        1996                 1996
                                                                   -------------         -------------
                                                                     (Unaudited)
       Stockholders' Equity:
       Common stock, $.01 par value;
       10,000,000 shares authorized; issued and outstanding
       1,981,475 shares at September 30, 1996
       and 2,199,575 shares at June 30, 1996 (Note 3) .....               19,815                21,996
       Additional paid-in-capital .........................           13,964,510            16,542,107
       Retained earnings, substantially restricted ........           12,055,678            12,231,242
       Net unrealized loss on securities available for
          sale, net of tax of $73,526 at September 30, 1996
          and $106,834 at June 30, 1996  ..................             (142,726)             (207,387)
       Unallocated ESOP shares (Note 4) ...................           (1,101,648)           (1,134,048)
       Unearned Management Recognition Plan shares (Note 5)             (606,264)             (643,464)
                                                                   -------------         -------------
              Total stockholders' equity ..................           24,189,365            26,810,446
                                                                   -------------         -------------

              Total liabilities and stockholders' equity ..        $ 139,516,207         $ 137,982,306
                                                                   =============         =============


See accompanying notes to consoldiated financial statements.

                            BANK WEST FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

                                                            Three Months Ended
                                                                September 30,
                                                          1996                1995
                                                       -----------         -----------
Interest and dividend income
        Loans .................................        $ 1,946,286         $ 1,886,829
        Securities ............................             97,692             178,860
        Mortgage-backed securities ............            324,768             333,569
        Other interest-bearing deposits .......             75,709             100,489
        Dividends .............................             29,105              40,799
                                                       -----------         -----------
                                                         2,473,560           2,540,546
                                                       -----------         -----------
Interest expense
        Deposits ..............................          1,165,740           1,153,227
        Short-term FHLB borrowings ............             81,160             106,991
        Long-term FHLB borrowings .............            181,889             269,304
                                                       -----------         -----------
                                                         1,428,789           1,529,522
                                                       -----------         -----------
Net interest income ...........................          1,044,771           1,011,024

Provision for loan losses .....................             15,000               7,000
                                                       -----------         -----------

Net interest income after provision
    for loan losses ...........................          1,029,771           1,004,024
                                                       -----------         -----------

Other income
        Gain (loss) on sale of securities .....             (1,870)              3,500
        Gain on trading securities ............            191,525                --
        Gain on sale of loans .................            134,671             121,742
        Fees and service charges ..............             49,016              39,256
        Miscellaneous income ..................             12,385               3,486
                                                       -----------         -----------
                                                           385,727             167,984
                                                       -----------         -----------

                            BANK WEST FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                      (Unaudited)

                                                            Three Months Ended
                                                                September 30,
                                                          1996                1995
                                                       -----------         -----------
Other expenses
        Compensation and benefits .............            533,831             448,644
        Professional fees .....................             44,030              42,112
        Federal Deposit Insurance .............             51,002              48,184
        FDIC Special Assessment (Note 9) ......            553,000                --
        Occupancy .............................             67,045              38,471
        Furniture, fixtures and equipment .....             31,391              29,943
        Data processing .......................             38,966              36,018
        Advertising ...........................             21,028              13,429
        State taxes ...........................              6,000              15,000
        Miscellaneous .........................            118,319             108,235
                                                       -----------         -----------
                                                         1,464,612             780,036
                                                       -----------         -----------

Income (loss) before federal income tax expense            (49,114)            391,972

Federal income tax expense (benefit) ..........            (17,600)            133,175
                                                       -----------         -----------

Net income (loss) .............................        ($   31,514)        $   258,797
                                                       ===========         ===========

Earnings (loss) per share (Note 2) ............        $      (.02)        $       .12
                                                       ===========         ===========

Dividends per share ...........................        $       .07         $       .07
                                                       ===========         ===========



See accompanying notes to consolidated financial statements.

                                      BANK WEST FINANCIAL CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                             1996                1995
                                                                          -----------         -----------
Cash flows from operating activities
        Net income (loss) ........................................        ($   31,514)        $   258,797
        Adjustments to reconcile net income (loss) to
        net cash from operating activities
             Origination and purchase of loans for sale ..........         (8,419,487)         (8,158,929)
             Proceeds from sale of mortgage loans ................          9,437,981           8,347,225
             Net (gain) on sales of:
                Loans ............................................           (134,671)           (121,742)
                Securities .......................................           (189,655)             (3,500)
             Depreciation ........................................             44,650              42,250
             Amortization of premiums, net .......................              5,527              27,003
             ESOP expense ........................................             45,563              41,006
             MRP expense .........................................             37,200                --
             Provision for loan losses ...........................             15,000               7,000
             Change in:
                Deferred loan fees ...............................              3,634              37,214
                Other assets .....................................           (166,054)           (192,538)
                Other liabilities ................................            375,963            (354,662)
                                                                          -----------         -----------
                     Net cash from operating activities ..........          1,024,137             (70,876)
                                                                          -----------         -----------

Cash flows from investing activities
        Increase in interest-bearing time deposits ...............             99,000                --
        Purchases of securities available for sale ...............         (4,477,770)         (4,079,736)
        Proceeds from sale of securities available for sale ......          1,495,001             701,750
        Proceeds from maturity or call of securities .............                  0           2,000,000
        Purchase of equity securities - trading ..................         (1,549,350)               --
        Proceeds from sale of equity securities - trading ........            967,650                --
        Loan originations, net of repayments .....................           (846,501)            452,790
        Loans purchased ..........................................            (23,750)           (498,850)
        Principal payments on mortgage-backed securities and CMO's            167,621             843,981
        Property and equipment expenditures ......................            (47,574)           (107,127)
                                                                          -----------         -----------
                     Net cash from investing activities ..........         (4,215,673)           (687,192)
                                                                          -----------         -----------

                                      BANK WEST FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                (Unaudited)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                             1996                1995
                                                                          -----------         -----------
Cash flows from financing activities
        Increase in FHLB advances ................................            733,821           1,651,644
        Repayment of long-term FHLB borrowings ...................               --            (3,000,000)
        Increase in deposits .....................................          3,011,887             888,730
        Dividends paid on common stock ...........................           (144,050)           (162,006)
        Repurchase of common stock ...............................         (2,592,941)               --
        Additional conversion costs ..............................               --                (3,107)
                                                                          -----------         -----------
                     Net cash from financing activities ..........          1,008,717            (624,739)
                                                                          -----------         -----------



Net change in cash and cash equivalents ..........................         (2,182,819)         (1,382,807)

Cash and cash equivalents at beginning of period .................          6,694,089           4,595,231
                                                                          -----------         -----------

Cash and cash equivalents at end of period .......................        $ 4,511,270         $ 3,212,424
                                                                          ===========         ===========



Supplemental disclosures of cash flow information
        Cash paid during the period for
               Interest ..........................................        $ 1,407,507         $ 1,572,897
               Income taxes ......................................               --                10,000




See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended September 30, 1996
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements consist of the accounts of Bank West Financial Corporation (the Company) and its wholly owned subsidiary, Bank West, F.S.B. (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included.

The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending June 30, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended June 30, 1996, included in the Company's 1996 Annual Report.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of outstanding common shares and common stock equivalents which would arise from the exercise of stock options and the vesting of Management Recognition Plan (MRP) shares. Employee Stock Ownership Plan (ESOP) shares are considered outstanding for earnings per share calculations as they are committed to be released; unallocated shares are not considered outstanding. Common stock equivalents associated with the stock options and MRP shares were not material to the computation of earnings per share for the three months ended September 30, 1996 and 1995, respectively. The weighted average number of shares outstanding for the three months ended September 30, 1996 and 1995 was 1,921,875 and 2,158,444, respectively.

NOTE 3 - ADOPTION OF PLAN OF CONVERSION

On October 24, 1994, the Board of Directors of the Bank, subject to regulatory approval and approval by the members of the Bank, unanimously adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company (the "Conversion"). On December 13, 1994, the Bank incorporated the Company in the state of Michigan to facilitate the Conversion of the Bank from mutual to stock form. Proceeds of $18,515,000 were received by the Company from the sale of 2,314,375 shares of common stock. Conversion costs totalling $694,236 were deducted from the proceeds of the shares sold in the Conversion. The Company used 50% of the net proceeds to purchase all of the common stock issued by the Bank. The Bank is now a wholly-owned subsidiary of the Company.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1996
                                   (Unaudited)


NOTE 4 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company has established an Employee Stock Ownership Plan (ESOP) for the benefit of employees who have completed at least twelve consecutive months of service and have been credited with at least 500 hours of service with the Bank. The Company has received a favorable determination letter from the Internal Revenue Service ("IRS") that the ESOP is a tax-qualified plan.

To fund the ESOP, $1,296,048 was borrowed from the Company for the purpose of purchasing 162,006 shares of common stock at $8.00 per share. Principal and interest payments on the loan are due in quarterly installments, with the final payment of principal and accrued interest being due and payable at maturity, which is June 30, 2005. Interest is payable during the term of the loan at a fixed rate of 7.0%. The loan is collateralized by the shares of the Company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated among participants on the basis of total compensation, as defined. ESOP expense of $45,563 and $41,006 was recorded for the three months ended September 30, 1996 and 1995, respectively.

NOTE 5 - STOCK BASED COMPENSATION PLANS

An employee stock option plan and a directors' stock option plan (SOPs) and an officers' and a directors' management recognition plan (MRPs) were authorized by the shareholders at the October 25, 1995 annual meeting. The employee stock option plan and the officers' MRP are administered by a committee of non-employee directors of the Company, while grants under the directors' stock option plan and the directors' MRP are pursuant to formulas set forth in the plans. Total shares made available under the SOPs and MRPs were 231,437 and 92,575, respectively. The committee has awarded under the SOPs options to purchase 91,173 shares of common stock at exercise prices between $9.9375 and $11.00 per share, which represent the average selling price of the Company's stock on the dates of the awards. At September 30, 1996, there were 140,264 option shares reserved for future grants. As of September 30, 1996, no options have been exercised or canceled. No compensation expense was recognized in connection with the issuance of the options.

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). The Statement establishes a fair value based method of accounting for employee stock options and similar equity instruments, such as warrants, and encourages all companies to adopt that method of accounting for their employee stock compensation plans. However, SFAS No. 123 allows companies to continue measuring compensation cost for such plans using accounting guidance in place prior to SFAS No.123. Companies that elect to remain with the former method of accounting must make pro-forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted. This Statement is effective for the Company at the beginning of its fiscal year ending June 30, 1997. Management has concluded that the Company will not adopt the fair value accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting. Accordingly, adoption of SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1996
                                   (Unaudited)

NOTE 5 - STOCK BASED COMPENSATION PLANS (Continued)

 On November 13, 1995, the Company repurchased 4% of its outstanding shares and placed them in a trust for the exclusive use of the MRPs. As of September 30, 1996, 74,240 shares have been awarded under the MRPs. MRP awards vest in five equal annual installments, with the first award vesting on October 25, 1996. Compensation expense for the MRPs is recognized on a pro-rata basis over the vesting period of the awards. During the three months ended September 30, 1996, $37,200 was charged to compensation expense for the MRPs. The unearned compensation value of the MRPs is shown as a reduction to stockholders' equity in the accompanying consolidated statements of financial condition.


NOTE 6 - SECURITIES

The amortized cost and estimated fair values of securities at September 30, 1996 and June 30, 1996 are as follows:

Available for Sale                                 Gross             Gross
                                                 Amortized         Unrealized      Unrealized        Fair
                                                   Cost              Gains           Losses         Value
                                                -----------         -------         --------     -----------
September 30, 1996 (unaudited)

U.S. agencies                                   $ 3,997,804         $ 5,313         $ 48,252     $ 3,954,865
Mortgage-backed securities                        2,190,066           8,678           18,209       2,180,535
Collateralized mortgage obligations              19,714,622           9,898          173,678      19,550,842
                                                -----------         -------         --------     -----------
                                                $25,902,492         $23,889         $240,139     $25,686,242
                                                ===========         =======         ========     ===========

June 30, 1996

U.S. agencies                                   $ 4,997,678         $ 7,500         $ 60,110     $ 4,945,068
Corporate bonds                                     496,870          -                 4,271         492,599
Mortgage-backed securities                        2,330,061           3,524           26,089       2,307,496
Collateralized mortgage obligations              15,268,892             302          235,077      15,034,117
                                                -----------         -------         --------     -----------
                                                $23,093,501         $11,326         $325,547     $22,779,280
                                                ===========         =======         ========     ===========
Held to Maturity

September 30, 1996 (unaudited)

U.S. agencies                                    $2,003,049         $ 3,544         $    968     $ 2,005,625
                                                ===========         =======         ========     ===========
June 30, 1996

U.S. agencies                                    $2,004,288         $ 3,998         $  2,286     $ 2,006,000
                                                ===========         =======         ========     ===========

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1996
                                   (Unaudited)

NOTE 7 - SECONDARY MARKET MORTGAGE ACTIVITIES

The following summarizes the Company's secondary market mortgage activities, which consist solely of one- to four-family real estate loans:

                                                               Three Months Ended
                                                                 September 30,
                                                            1996                 1995
                                                         ----------           ----------
Loans held for sale - beginning of period                $4,297,092           $2,746,019
Activity during the periods:
Loans originated and purchased for sale                   8,419,487            8,158,929
Proceeds from sale of loans originated
  and purchased for sale                                 (9,437,981)          (8,347,225)
Gain on sale of loans                                       134,671              121,742
                                                         ----------           ----------
Loans held for sale - end of period                      $3,413,269           $2,679,465
                                                         ==========           ==========

The unpaid principal balance of mortgage loans serviced for others amounted to $28.2 million and $28.6 million at September 30, 1996 and June 30, 1996, respectively. Custodial escrow balances maintained in connection with the foregoing loans serviced for others were $67,184 and $135,011 at September 30, 1996 and June 30, 1996, respectively.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1996
                                   (Unaudited)

NOTE 8 - LOANS

Loans are classified as follows:

                                                               September 30,      June 30,
                                                                   1996             1996
                                                               ------------      ------------
Real estate loans:
         One-to four-family residential - fixed rate           $ 19,618,218      $ 20,351,715
         One-to four-family residential - balloon                12,523,456        12,841,337
         One-to four-family residential - adjustable             47,132,107        47,544,192
         Construction                                            15,409,764        14,073,497
         Commercial mortgages                                     1,486,741         1,193,464
         Home equity lines of credit                              2,860,376         2,214,227
         Second mortgages                                         2,171,975         1,927,282
                                                               ------------      ------------
              Total mortgage loans                              101,202,637       100,145,714
Consumer loans                                                      750,919           622,353
Commercial non-mortgage                                           1,064,468         1,010,076
                                                               ------------      ------------
              Total                                             103,018,024       101,778,143
Less:
         Loans in process                                         6,204,604         5,827,705
         Deferred fees and costs                                     43,750            47,385
         Allowance for loan losses                                  180,862           165,862
                                                               ------------      ------------
                                                               $ 96,588,808      $ 95,737,191
                                                               ============      ============

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1996
                                   (Unaudited)


NOTE 9 - FDIC SPECIAL ASSESSMENT

On September 30, 1996, as part of the omnibus appropriations package signed by President Clinton, the government mandated a special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The one-time, special SAIF assessment amounted to $.657 for every $100 of SAIF-insured deposits as of March 31, 1995. The FDIC notified the Bank that the Bank's special assessment was $553,000, which after taxes reduced the Company's net income by $365,000 or $0.19 per share in the quarter ended September 30, 1996. The Bank's deposit premiums, which are currently $.23 for every $100 of assessable deposits, will be reduced to $.064 for every $100 of assessable deposits beginning January 1, 1997. Based on the Bank's deposits at September 30, 1996, the premium reduction should result in a pre-tax cost savings of approximately $154,000 per year for the Bank, or approximately $.05 per share after taxes.


NOTE 10 - SUBSEQUENT EVENTS

On October 21, 1996, the Company declared a quarterly dividend of $.07 per share payable November 15, 1996 to shareholders of record on November 4, 1996. The Board of Directors also approved the repurchase of up to 198,000 shares or 10% of its outstanding common stock. The repurchase of common stock is subject to the prior approval of the Company's principal federal regulator, the Office of Thrift Supervision, which has not yet been received.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Bank West Financial Corporation and its wholly owned subsidiary, Bank West, F.S.B., at September 30, 1996 and June 30, 1996 and the results of operations for the three months ended September 30, 1996 with the same period in 1995. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets increased by $1.5 million or 1.1% from $138.0 million at June 30, 1996 to $139.5 million at September 30, 1996. The increase was primarily attributable to the purchase of additional collateralized mortgage obligations with liquidity generated from deposit growth and additional FHLB borrowings. The increase was partially offset by approximately $2.6 million as cash was utilized to repurchase ten percent of the Company's outstanding common stock during the quarter.

The Bank's mortgage banking activities consist of selling newly originated and purchased loans into the secondary market. Total loans sold amounted to $9.4 million and $8.3 million in the three months ended September 30, 1996 and 1995, respectively. Loans held for sale amounted to $3.4 million and $2.7 million at September 30, 1996 and 1995, respectively. The dollar amount of loans sold have increased in the most recent three months due to the Bank increasing the amount of loans purchased from correspondent lending relationships and the hiring of additional mortgage loan officers to increase retail loan volume. The Bank intends to continue to expand its correspondent lending relationships and to hire additional mortgage loan officers. The majority of loans originated and purchased in the current fiscal year have been 30-year fixed-rate loans. The Bank has sold the majority of these loans as one way to increase the ratio of its interest-sensitive assets to its interest-sensitive liabilities.

Mortgage-backed securities (including collateralized mortgage obligations) have increased from $17.3 million at June 30, 1996 to $21.7 million at September 30, 1996. As permitted by the Financial Accounting Standards Board (FASB), the Bank made a one-time reclassification of all of its mortgage-backed securities and collateralized mortgage obligations on November 20, 1995. At September 30, 1996, the unrealized loss on securities (including mortgage-backed securities and collateralized mortgage obligations) classified as available for sale totalled $143,000 net of federal income taxes and is shown as a reduction in stockholders' equity.

The Bank's nonperforming assets totalled $143,000 or .10% of total assets at September 30, 1996. The Bank's low nonperforming assets are primarily due to the Bank's conservative underwriting criteria. At September 30, 1996, $94.7 million or 91.9% of the Bank's total loan portfolio was collateralized by first liens on one-to four-family residences, and the net loan portfolio amounted to 69.2% of total assets. During the three months ended September 30, 1996, there were no net charge-offs. The Company has recently expanded its loan product line to include additional consumer loan products and small business loans. The Company expects these activities to improve its net interest margin and make the Bank more competitive in the market. As of September 30, 1996, the outstanding balances of consumer and small business loans were $.8 million and $2.6 million, respectively.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Total deposits increased by $1.7 million or 1.9% from June 30, 1996 to September 30, 1996 primarily due to an increase in certificates of deposit of $1.5 million. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Bank believes that its passbook savings, statement savings, money market accounts, NOW and demand accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be affected by market conditions.

Because the growth in deposits has not matched the growth in assets in recent years, the Bank began using FHLB advances. Short-term FHLB advances have generally been used to fund the Bank's mortgage banking activities, loan and investment securities growth. Short-term FHLB advances increased from $6.0 million at June 30, 1996 to $8.0 million at September 30, 1996.

Stockholders' equity decreased from $26.8 million at June 30, 1996 to $24.2 million at September 30, 1996. The decrease was primarily due to $2.6 million being utilized to repurchase ten percent of the Company's outstanding common stock during the September 30, 1996 quarter.


RESULTS OF OPERATIONS

Net Income. Net income decreased by $290,000 or 112.0% in the quarter ended September 30, 1996 to a loss of $32,000 from net income of $259,000 in the comparable 1995 period. The decrease was primarily due to the FDIC special assessment which had an after tax impact of $365,000 (See Note 9 for further discussion). Excluding the impact of the FDIC special assessment on net income, net income actually increased by $75,000 or 29.0% due to an increase in net interest income and other income. These amounts were partially offset by increases in other expenses.

Net Interest Income. Net interest income increased by $34,000 or 3.4% in the quarter ended September 30, 1996 over the comparable 1995 period. Net interest income increased for the quarter due to an increase in the average interest rate spread, which increased to 2.32% in the quarter ended September 30, 1996 from 1.97% in the comparable 1995 quarter. The increased spread was primarily due to a decrease in the average cost of funds from 5.54% in the September 30, 1995 quarter to 5.13% in the September 30, 1996 quarter, reflecting the continued emphasis on attracting lower costing core deposits. The positive impact of the
lower  cost  of  funds  was   partially   offset  by  a   decrease   in  average
interest-earning assets by $2.6 million or 1.9%, as excess cash flow was utilized to repurchase ten percent of the Company's outstanding common stock and to pay-down higher costing FHLB borrowings.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Loan Losses. The provision for loan losses increased by $8,000 or 114.3% in the three months ended September 30, 1996 over the comparable 1995 period. The allowance for loan losses totalled $181,000 or .18% of the total loan portfolio at September 30, 1996. However, the allowance for loan losses represented 126.6% of total non-performing loans at such date. Because of the stability of the loan portfolio's credit quality, management budgets a provision for the entire year, and, on a quarterly basis, reviews this amount to determine if any change in the amount of the provision is necessary. For fiscal 1997, management increased the amount of the provision to $15,000 in the first quarter and anticipates providing additional reserves relative to the growth in the small business and consumer loan portfolios. Management of the Company believes that the allowance is adequate to cover losses that are probable and reasonably estimable based on past loss experience, general economic conditions, information about specific borrower situations, and other factors and estimates which are subject to change over time.

Other Income. Total other income increased by $218,000 or 129.8% in the three months ended September 30, 1996 from the comparable prior period. The increase was primarily due to a $192,000 gain on trading securities achieved in the three months ended September 30, 1996, an increase in the gain on sale of loans of $12,000 or 9.8% and an increase in fees and service charges of $10,000 or 25.6%. The higher gains on the sale of loans and the increases in fees and service charges are primarily due to the Bank increasing the volume of loans purchased from correspondent lending relationships and originated at the retail level. The Bank intends to continue to expand its correspondent lending relationships and hire additional mortgage loan officers. The amount of loans sold in the quarter ended September 30, 1996 totalled $9.4 million, of which $6.9 million were originated and $2.5 million were purchased from correspondents.

Other Expenses. Total other expenses increased by $685,000 or 87.8% in the quarter ended September 30, 1996 over the comparable 1995 period. The increase was primarily due to a $553,000 FDIC special assessment to recapitalize the SAIF insurance fund (See Note 9 of Notes to Consolidated Financial Statements). In addition, compensation and benefits expense increased by $85,000 or 18.9% as a result of the hiring of additional staff to expand the Bank's core business activities of mortgage, consumer and small business lending. Occupancy expense also increased by $29,000 or 76.3% due to the opening of the new corporate office/branch facility and higher depreciation expense associated with the renovation of the previous main office building. The other categories of other expenses did not significantly change in the September 30, 1996 quarter.

Federal Income Tax Expense. Federal income tax expense decreased by $151,000 or 113.5% in the quarter ended September 30, 1996 from the comparable 1995 period. The decrease was due to a decrease in pre-tax income.

LIQUIDITY

Bank West's principal sources of funds are deposits, principal and interest payments on loans, sales of loans, maturities of securities, and FHLB advances. While scheduled loan repayments and maturing investments are readily predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Bank West uses its capital resources principally to fund mortgage loan commitments, maturing certificates of deposit and savings withdrawals, and provide for its foreseeable short and long-term liquidity needs.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Bank West is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At September 30, 1996, Bank West's liquidity was 12.1% or $6.9 million in excess of the minimum OTS requirement.


CAPITAL RESOURCES

Savings institutions insured by the Federal Deposit Insurance Corporation and regulated by the OTS are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance must submit a recapitalization or merger plan.

At September 30, 1996, under these capital requirements, the Bank had:

                                                              Actual      Requirement    Excess
                                                              ------      -----------    ------
         Tangible capital ratio                               14.8%           1.5%        13.3%
         Leverage capital ratio                               14.8            3.0         11.8
         Risk-based capital ratio                             30.2            8.0         22.2

At June 30, 1996, under these capital requirements, the Bank had:

                                                              Actual      Requirement    Excess
                                                              ------      -----------    ------
         Tangible capital ratio                               15.4%           1.5%        13.9%
         Leverage capital ratio                               15.4            3.0         12.4
         Risk-based capital ratio                             31.4            8.0         23.4

NEW ACCOUNTING STANDARDS

In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. The Statement establishes accounting measurement, recognition and reporting standards for impaired loans. SFAS No. 114 was amended in October 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 118 amended SFAS No. 114 primarily to remove its income recognition requirements and add some disclosure requirements. The adoption of SFAS No. 114, as amended by SFAS No. 118, has not been material to the Company's consolidated financial condition or results of operations.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," will require the Company to periodically consider whether an impairment loss should be recognized on long-lived assets and other certain intangible assets based on an estimate of future cash flows. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995, and earlier adoption is encouraged. Adoption of this Statement is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                        Quarter Ended September 30, 1996


PART II - OTHER INFORMATION

Item 1 -          Legal Proceedings:
                  There are no matters required to be reported under this item.

Item 2 -          Changes in Securities:
                  There are no matters required to be reported under this item.

Item 3 -          Defaults Upon Senior Securities:
                  There are no matters required to be reported under this item.

Item 4 -          Submission of Matters to a Vote of Security-Holders:

At the Annual Meeting of Stockholders held on October 23, 1996, the stockholders of the Company approved each of the proposals as set forth below. The number of shares present at the Annual Meeting in person or by proxy was 1,734,455. The matters voted upon together with the applicable voting results were as follows:

                                                     FOR             WITHHOLD
                                                     ---             --------
         1. Election of Directors
                  Richard L. Bishop                1,727,955           6,500
                  Thomas D. DeYoung                1,724,147          10,308
                  Jacob Haisma                     1,723,897          10,558

                                                              FOR            AGAINST         ABSTAIN
                                                              ---            -------         -------
         2. Ratification of appointment of Crowe
             Chizek and Company as independent
             auditors.                                      1,722,125          400            11,930

Item 5 -          Other Information:
                  There are no matters required to be reported under this item.

Item 6 -          Exhibits and Reports on Form 8-K:
                  (a) Exhibits: The following exhibit is filed herewith:

                           Exhibit No.                   Description
                           -----------                   -----------

                               27.1                 Financial Data Schedule

                  (b) Reports on Form 8-K:
                           No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 BANK WEST FINANCIAL CORPORATION
                                                 Registrant


Date:     November 12, 1996                       /s/ Paul W. Sydloski
      -----------------------                    ---------------------
                                                 Paul W. Sydloski, President and
                                                 Chief Executive Officer
                                                 (Duly Authorized Officer)



Date:     November 12, 1996                        /s/ Kevin A. Twardy
      ------------------------                   ---------------------
                                                 Kevin A. Twardy, Vice President
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)