Form 10-Q
period 1996-12-31
BANK WEST FINANCIAL CORP
filed 1997-02-13
CIK 934598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

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


Shares of common stock, par value $.01 per share, outstanding as of February 12, 1997: 1,819,475.

                         BANK WEST FINANCIAL CORPORATION
                                    FORM 10-Q
                         Quarter Ended December 31, 1996

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

ITEM 1 - Financial Statements

           Consolidated Statements of Financial Condition -
                  December 31, 1996 (unaudited) and June 30, 1996

           Consolidated Statements of Income (unaudited) -
                  For The Three and Six Months Ended December 31, 1996 and 1995

           Consolidated Statements of Cash Flows (unaudited) -
                  For The Six Months Ended December 31, 1996 and 1995

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

ITEM 3 - Defaults upon Senior Securities

ITEM 4 - Submission of Matters to a Vote of Security Holders

ITEM 5 - Other Information

ITEM 6 - Exhibits and Reports on Form 8-K


SIGNATURES

                                 BANK WEST FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 December 31,        June 30,
                                                                    1996               1996
                                                                -------------     -------------
                                                                  (Unaudited)
ASSETS
        Cash and due from banks ............................    $   1,552,822     $   1,571,662
        Interest-bearing deposits ..........................        3,704,393         5,122,427
                                                                -------------     -------------
              Total cash and cash equivalents ..............        5,257,215         6,694,089

        Interest-bearing time deposits .....................           99,000           298,000
        Securities available for sale (Note 6) .............       26,746,336        22,779,280
        Securities held to
        maturity
          (market value: $2,002,500 at December 31, 1996, ..        2,001,810         2,004,288
           $2,006,000 at June 30, 1996)  (Note 6)
        Trading securities .................................        1,858,138           708,438
        Loans held for sale  (Note 7) ......................        3,370,085         4,297,092
        Loans, net (Note 8) ................................       98,287,781        95,737,191
        Federal Home Loan Bank stock .......................        1,475,000         1,475,000
        Premises and equipment .............................        3,185,814         3,106,972
        Accrued interest receivable ........................          623,665           632,043
        Mortgage servicing rights ..........................          141,686           142,697
        Other assets .......................................          139,343           107,216
                                                                -------------     -------------


             Total assets ..................................    $ 143,185,873     $ 137,982,306
                                                                =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
        Deposits ...........................................    $  97,446,812     $  91,028,072
        Short-term FHLB borrowings .........................        9,046,569         6,000,000
        Long-term FHLB borrowings ..........................       13,000,000        13,000,000
        Accrued interest payable ...........................          189,554           156,946
        Advance payments by borrowers
           for taxes and insurance .........................          200,909           459,391
        Deferred federal income tax ........................          245,905           225,760
        Other liabilities ..................................          363,390           301,691
                                                                -------------     -------------
               Total liabilities ...........................      120,493,139       111,171,860
                                                                -------------     -------------

                                 BANK WEST FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                          (continued)

                                                                 December 31,        June 30,
                                                                    1996               1996
                                                                -------------     -------------
                                                                  (Unaudited)
        Stockholders' Equity:
        Common stock, $.01 par value;
        10,000,000 shares authorized; issued and outstanding
        1,819,475 shares at December 31, 1996
        and 2,199,575 shares at June 30, 1996 (Note 3) .....           18,195            21,996
        Additional paid-in-capital .........................       12,196,983        16,542,107
        Retained earnings, substantially restricted ........       12,292,492        12,231,242
        Net unrealized loss on securities available for
           sale, net of tax of $75,934 at December 31, 1996
           and $106,834 at June 30, 1996  ..................         (147,402)         (207,387)
        Unallocated ESOP shares (Note 4) ...................       (1,069,248)       (1,134,048)
        Unearned Management Recognition Plan shares (Note 5)         (598,286)         (643,464)
                                                                -------------     -------------
               Total stockholders' equity ..................       22,692,734        26,810,446
                                                                -------------     -------------

               Total liabilities and stockholders' equity ..    $ 143,185,873     $ 137,982,306
                                                                =============     =============


                  See accompanying notes to consoldiated financial statements.

                                 BANK WEST FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENTS OF INCOME

                                           (Unaudited)

                                                  Three Months Ended             Six Months Ended
                                                     December 31,                 December 31,
                                                 1996           1995           1996            1995
                                             -----------    -----------    -----------     -----------
Interest and dividend income
        Loans ...........................    $ 2,003,201    $ 1,977,928    $ 3,949,487     $ 3,864,757
        Investment securities............         95,990        120,355        193,682         299,215
        Mortgage-backed securities ......        387,195        311,318        711,963         644,887
        Other interest-bearing deposits .         46,882         65,289        122,591         165,778
        Dividends on FHLB stock .........         29,105         40,516         58,210          81,315
                                             -----------    -----------    -----------     -----------
                                               2,562,373      2,515,406      5,035,933       5,055,952
                                             -----------    -----------    -----------     -----------
Interest expense
                                               1,213,173      1,168,125      2,378,913       2,321,352
        Deposits
        Short-term FHLB borrowings ......        113,364        116,694        194,524         223,685
        Long-term FHLB borrowings .......        183,427        219,818        365,316         489,122
                                             -----------    -----------    -----------     -----------
                                               1,509,964      1,504,637      2,938,753       3,034,159
                                             -----------    -----------    -----------     -----------
Net interest income .....................      1,052,409      1,010,769      2,097,180       2,021,793

Provision for loan losses ...............         15,000          9,000         30,000          16,000
                                             -----------    -----------    -----------     -----------

Net interest income after provision
    for loan losses .....................      1,037,409      1,001,769      2,067,180       2,005,793
                                             -----------    -----------    -----------     -----------

Other income
        Gain on sale of securities ......           --            1,273         (1,870)          4,773
        Gain on trading securities ......        287,546          7,000        479,071           7,000
        Gain on sale of loans............        141,547        147,174        276,218         268,916
        Fees and service charges ........         71,033         41,820        120,049          81,076
        Miscellaneous income.............         18,260          5,795         30,645           9,281
                                             -----------    -----------    -----------     -----------
                                                 518,386        203,062        904,113         371,046
                                             -----------    -----------    -----------     -----------

                                 BANK WEST FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENTS OF INCOME

                                           (Unaudited)
                                           (continued)

                                                  Three Months Ended             Six Months Ended
                                                     December 31,                 December 31,
                                                 1996           1995           1996            1995
                                             -----------    -----------    -----------     -----------
Other expenses
        Compensation and benefits .......        567,830        461,964      1,101,661         910,608
        Professional fees ...............         59,968         73,100        103,998         115,212
        Federal Deposit Insurance .......         37,551         48,857         88,553          97,041
        FDIC Special Assessment (Note 9)            --             --          553,000            --
        Occupancy .......................         56,844         59,147        123,889          97,618
        Furniture, fixtures and equipment         33,858         28,028         65,249          57,971
        Data processing .................         47,081         32,587         86,047          68,605
        Advertising .....................         42,053         18,276         63,081          31,705
        State taxes .....................         21,000         10,000         27,000          25,000
        Miscellaneous ...................        133,430        154,508        251,749         262,743
                                             -----------    -----------    -----------     -----------
                                                 999,615        886,467      2,464,227       1,666,503
                                             -----------    -----------    -----------     -----------

Income before federal income tax expense         556,180        318,364        507,066         710,336

Federal income tax expense ..............        190,300        108,325        172,700         241,500
                                             -----------    -----------    -----------     -----------

Net income ..............................    $   365,880    $   210,039    $   334,366     $   468,836
                                             ===========    ===========    ===========     ===========

Earnings per share (Note 2) .............    $       .21    $       .10    $       .18     $       .22
                                             ===========    ===========    ===========     ===========

Dividends per share .....................    $       .07    $       .07    $       .14     $       .14
                                             ===========    ===========    ===========     ===========

                  See accompanying notes to consolidated financial statements.

                                   BANK WEST FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (Unaudited)

                                                                              Six Months Ended
                                                                                December 31,
                                                                            1996             1995
                                                                      ------------     ------------
Cash flows from operating activities
        Net income ...............................................    $    334,366     $    468,836
        Adjustments to reconcile net income to
        net cash from operating activities
             Origination and purchase of loans for sale ..........     (17,961,331)     (21,351,959)
             Proceeds from sale of mortgage loans ................      19,164,556       18,704,966
             Purchase of trading securities ......................      (2,908,400)        (349,663)
             Proceeds from sale of trading securities ............       2,237,771          105,000
             Net (gain) on sales of:
                Loans.............................................        (276,218)        (268,916)
                Securities .......................................        (477,201)         (11,773)
             Depreciation ........................................          91,710           87,047
             Amortization of premiums, net .......................           8,063           68,996
             Loss on disposal of fixed assets ....................            --              1,724
             ESOP expense ........................................          88,594           82,519
             MRP expense .........................................          75,400           33,398
             Provision for loan losses ...........................          30,000           16,000
             Change in:
                Deferred loan fees ...............................          25,278           15,390
                Other assets .....................................         (22,738)        (166,269)
                Other liabilities ................................        (174,931)        (413,934)
                                                                      ------------     ------------
                     Net cash from operating activities ..........         234,919       (2,978,638)
                                                                      ------------     ------------
Cash flows from investing activities
        Increase in interest-bearing time deposits ...............         199,000           98,000
        Purchases of securities available for sale ...............      (5,685,895)      (7,587,549)
        Proceeds from sale of securities available for sale ......       1,495,001        1,201,750
        Proceeds from maturity or call of securities .............            --          6,280,000
        Loan originations, net of repayments .....................      (2,294,118)       2,045,258
        Loans purchased ..........................................        (311,750)        (599,850)
        Principal payments on mortgage-backed securities and CMO's         307,269        1,922,278
        Property and equipment expenditures ......................        (170,552)        (158,031)
                                                                      ------------     ------------
                     Net cash from investing activities ..........      (6,461,045)       3,201,856
                                                                      ------------     ------------
Cash flows from financing activities
        Increase (decrease) in FHLB advances .....................       1,780,390          106,077
        Repayment of long-term FHLB borrowings ...................            --         (3,000,000)
        Increase (decrease) in deposits ..........................       7,684,919        2,856,704
        Dividends paid on common stock ...........................        (273,116)        (324,013)
        Repurchase of common stock ...............................      (4,402,941)        (934,893)
                                                                      ------------     ------------
                     Net cash from financing activities ..........       4,789,252       (1,296,125)
                                                                      ------------     ------------
                    See accompanying notes to consolidated financial statements.

                              BANK WEST FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                        (Unaudited)

                                                                     Six Months Ended
                                                                       December 31,
                                                                  1996             1995
                                                             ------------     ------------
Net change in cash and cash equivalents .................      (1,436,874)      (1,072,907)

Cash and cash equivalents at beginning of period ........       6,694,089        4,595,231
                                                             ------------     ------------

Cash and cash equivalents at end of period ..............    $  5,257,215     $  3,522,324
                                                             ============     ============



Supplemental disclosures of cash flow information
        Cash paid during the period for
                                                             $  2,906,145     $  2,983,440
               Interest
               Income taxes .............................         171,050          170,000

Supplemental disclosures of noncash investing activities:
               Transfer of securities from held to
                 maturity to available for sale .........            --         15,008,939


During November of 1995, securities with a carrying value of $15,008,939 and a fair value of $14,964,245 were transferred from securities held to maturity to securities available for sale (Note 6).


                See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Three and Six Months Ended December 31, 1996
                                   (Unaudited)


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

The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the year ending June 30, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended June 30, 1996, included in the Company's 1996 Annual Report.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of outstanding common shares and common stock equivalents which would arise from the exercise of stock options and the vesting of Management Recognition Plan (MRP) shares. Employee Stock Ownership Plan (ESOP) shares are considered outstanding for earnings per share calculations as they are committed to be released; unallocated shares are not considered outstanding. Common stock equivalents associated with the stock options and MRP shares were not material to the computation of earnings per share for the three and six months ended December 31, 1996. The weighted average number of shares outstanding for the three and six months ended December 31, 1996 was 1,735,991 and 1,825,677, respectively.

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

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1996
                                   (Unaudited)


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

To fund the ESOP, $1,296,048 was borrowed from the Company for the purpose of purchasing 162,006 shares of common stock at $8.00 per share. Principal and interest payments on the loan are due in quarterly installments, with the final payment of principal and accrued interest being due and payable at maturity, which is June 30, 2005. Interest is payable during the term of the loan at a fixed rate of 7.0%. The loan is collateralized by the shares of the Company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated among participants on the basis of total compensation, as defined. ESOP expense of $43,031 and $88,594 was recorded for the three and six months ended December 31, 1996, respectively.

NOTE 5 - STOCK BASED COMPENSATION PLANS

An employee stock option plan and a directors' stock option plan (SOPs) and an officers' and a directors' management recognition plan (MRPs) were authorized by the shareholders at the October 25, 1995 annual meeting. The employee stock option plan and the officers' MRP are administered by a committee of non-employee directors of the Company, while grants under the directors' stock option plan and the directors' MRP are pursuant to formulas set forth in the plans. Total shares made available under the SOPs and MRPs were 231,437 and 92,575, respectively. The committee has awarded under the SOPs options to purchase 166,626 shares of common stock at exercise prices between $9.9375 and $11.00 per share, which represent the average of the high and low sales prices of the Company's stock on the dates of the awards. At December 31, 1996, there were 64,811 option shares reserved for future grants. As of December 31, 1996, no options have been exercised or canceled. No compensation expense was recognized in connection with the issuance of the options.

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). The Statement establishes a fair value based method of accounting for employee stock options and similar equity instruments, such as warrants, and encourages all companies to adopt that method of accounting for their employee stock compensation plans. However, SFAS No. 123 allows companies to continue measuring compensation cost for such plans using accounting guidance in place prior to SFAS No.123. Companies that elect to remain with the former method of accounting must make pro-forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted. This Statement is effective for the Company at the beginning of its current fiscal year.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1996
                                   (Unaudited)

NOTE 5 - STOCK BASED COMPENSATION PLANS (Continued)

Management has concluded that the Company will not adopt the accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting. Accordingly, adoption of SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.

On November 13, 1995, the Company repurchased 4% of its outstanding shares and placed them in a trust for the exclusive use of the MRPs. As of December 31, 1996, 77,019 shares have been awarded under the MRPs. MRP awards vest in five equal annual installments, with the first award vesting on October 25, 1996. Compensation expense for the MRPs is recognized on a pro-rata basis over the vesting period of the awards. During the three and six months ended December 31, 1996, $38,200 and $75,400 was charged to compensation expense for the MRPs. The unearned compensation value of the MRPs is shown as a reduction to stockholders' equity in the accompanying consolidated statements of financial condition.


NOTE 6 - SECURITIES

The amortized cost and estimated fair values of securities at December 31, 1996 and June 30, 1996 are as follows:

Available for Sale
                                                                     Gross           Gross
                                                 Amortized        Unrealized       Unrealized        Fair
                                                    Cost             Gains           Losses          Value
                                                 ----------         -------         --------     -----------
December 31, 1996 (unaudited)

U.S. agencies                                   $ 3,997,930         $ 5,000         $ 29,982     $ 3,972,948
Mortgage-backed securities                        2,087,214           7,987           26,835       2,068,366
Collateralized mortgage obligations              20,884,529          36,974          216,481      20,705,022
                                                 ----------         -------         --------     -----------
                                                $26,969,673         $49,961         $273,298     $26,746,336
                                                ===========         =======         ========     ===========

June 30, 1996

U.S. agencies                                   $ 4,997,678         $ 7,500          $60,110      $4,945,068
Corporate bonds                                     496,870               -            4,271         492,599
Mortgage-backed securities                        2,330,061           3,524           26,089       2,307,496
Collateralized mortgage obligations              15,268,892             302          235,077      15,034,117
                                                 ----------         -------         --------     -----------
                                                $23,093,501         $11,326         $325,547     $22,779,280
                                                ===========         =======         ========     ===========


                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1996
                                   (Unaudited)

NOTE 6 - SECURITIES (Continued)

Held to Maturity
                                                                      Gross          Gross
                                                  Amortized       Unrealized      Unrealized        Fair
                                                    Cost             Gains          Losses          Value
                                                 ----------         -------         --------     -----------

December 31, 1996 (unaudited)

U.S. agencies                                    $2,001,810         $  976           $ 286        $2,002,500
                                                 ==========         ======           =====        ==========

June 30, 1996

U.S. agencies                                    $2,004,288         $ 3,998          $2,286       $2,006,000
                                                 ==========         =======          ======       ==========


NOTE 7 - SECONDARY MARKET MORTGAGE ACTIVITIES

The following summarizes the Company's secondary market mortgage activities, which consist solely of one- to four-family real estate loans:

                                                         Six Months Ended
                                                            December 31,
                                                       1996             1995
                                                       ----             ----
Loans held for sale - beginning of period ....    $  4,297,092     $  2,746,019
Activity during the periods:
Loans originated and purchased for sale ......      17,961,331       21,351,959
Proceeds from sale of loans originated
  and purchased for sale .....................     (19,164,556)     (18,704,966)
Gain on sale of loans ........................         276,218          268,918
                                                  ------------     ------------
Loans held for sale - end of period ..........    $  3,370,085     $  5,661,928
                                                  ============     ============

The unpaid principal balance of mortgage loans serviced for others amounted to $27.9 million and $28.6 million at December 31, 1996 and June 30, 1996, respectively. Custodial escrow balances maintained in connection with the foregoing loans serviced for others were $23,598 and $135,011 at December 31, 1996 and June 30, 1996, respectively.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1996
                                   (Unaudited)

NOTE 8 - LOANS

Loans are classified as follows:
                                                                December 31,        June 30,
                                                                   1996              1996
                                                               ------------      ------------
Real estate loans:
         One-to four-family residential - fixed rate           $ 19,219,581      $ 20,351,715
         One-to four-family residential - balloon                12,337,742        12,841,337
         One-to four-family residential - adjustable             46,734,284        47,544,192
         Construction                                            16,501,204        14,073,497
         Commercial mortgages                                     1,708,439         1,193,464
         Home equity lines of credit                              3,803,128         2,214,227
         Second mortgages                                         2,484,186         1,927,282
                                                               ------------      ------------
              Total mortgage loans                              102,788,564       100,145,714
Consumer loans                                                      948,732           622,353
Commercial non-mortgage                                           1,122,645         1,010,076
                                                               ------------      ------------
              Total                                             104,859,941       101,778,143
Less:
         Loans in process                                         6,354,191         5,827,705
         Deferred fees and costs                                     22,107            47,385
         Allowance for loan losses                                  195,862           165,862
                                                               ------------      ------------
                                                               $ 98,287,781      $ 95,737,191

NOTE 9 - FDIC SPECIAL ASSESSMENT

On September 30, 1996, as part of the omnibus appropriations package signed by President Clinton, the government mandated a special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The one-time, special SAIF assessment amounted to $.657 for every $100 of SAIF-insured deposits as of March 31, 1995. The FDIC notified the Bank that the Bank's special assessment was $553,000, which after taxes reduced the Company's net income by $365,000 or $0.19 per share in the quarter ended September 30, 1996. The Bank's deposit premiums, which were $.23 for every $100 of assessable deposits in 1996, were reduced to $.064 for every $100 of assessable deposits beginning January 1, 1997. Based on the Bank's deposits at December 31, 1996, the premium reduction should result in a pre-tax cost savings of approximately $162,000 per year for the Bank, or approximately $.06 per share after taxes.

NOTE 10 - SUBSEQUENT EVENT

On January 27, 1997, the Company declared a quarterly dividend of $.07 per share payable February 21, 1997 to shareholders of record on February 10, 1997.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Bank West Financial Corporation and its wholly owned subsidiary, Bank West, F.S.B., at December 31, 1996 and June 30, 1996 and the results of operations for the three and six months ended December 31, 1996 with the same periods in 1995. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets increased by $5.2 million or 3.8% from $138.0 million at June 30, 1996 to $143.2 million at December 31, 1996. The increase was primarily attributable to net loan growth of $2.5 million and the purchase of $4.0 million in additional collateralized mortgage obligations.

The Bank's mortgage banking activities consist of selling newly originated and purchased loans into the secondary market. The dollar amount of loans originated in the six months ended December 31, 1996 declined by $3.4 million or 15.9% to $18.0 million compared to $21.4 million originated in the comparable prior period. The decline in loan originations is a result of the increase in the overall interest rate environment compared to the prior year. Total loans sold amounted to $19.2 million and $18.7 million in the six months ended December 31, 1996 and 1995, respectively. Loans held for sale amounted to $3.4 million and $5.7 million at December 31, 1996 and 1995, respectively. The Bank continues to increase the number of correspondent lending relationships and is exploring additional options to increase retail loan volume. The majority of loans originated and purchased in the current fiscal year have been 30-year fixed-rate loans. The Bank has sold the majority of these loans increasing the ratio of its interest-sensitive assets to its interest-sensitive liabilities.

Mortgage-backed securities (including collateralized mortgage obligations) have increased from $17.3 million at June 30, 1996 to $22.8 million at December 31, 1996. As permitted by the Financial Accounting Standards Board (FASB), the Bank made a one-time reclassification of all of its mortgage-backed securities and collateralized mortgage obligations on November 20, 1995 from the held to maturity classification to the available for sale classification. At December 31, 1996, the unrealized loss on securities (including mortgage-backed securities and collateralized mortgage obligations) classified as available for sale totalled $147,402 net of federal income taxes and is shown as a reduction in stockholders' equity.

The Bank's nonperforming assets totalled $67,000 or .05% of total assets at December 31, 1996. The Bank's low nonperforming assets are primarily due to the Bank's conservative underwriting criteria. At December 31, 1996, $94.8 million or 90.4% of the Bank's total loan portfolio was collateralized by first liens on one-to four-family residences, and the net loan portfolio amounted to 68.6% of total assets. During the six months ended December 31, 1996, there were no net charge-offs. The Company has recently expanded its loan product line to include additional consumer loan products and small business loans (see Note 8 for outstanding balances). The Company expects these activities to improve its net interest margin and make the Bank more competitive in the market.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total deposits increased by $6.4 million or 7.1% from June 30, 1996 to December 31, 1996 primarily due to an increase in certificates of deposit of $3.7 million. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Bank believes that its passbook savings, statement savings, money market accounts, NOW and demand accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be affected by market conditions.

Because the growth in deposits has not matched the growth in assets in recent years, the Bank began using FHLB advances. Short-term FHLB advances have generally been used to fund the Bank's mortgage banking activities, loan and investment securities growth. Short-term FHLB advances increased from $6.0 million at June 30, 1996 to $9.0 million at December 31, 1996.

Stockholders' equity decreased from $26.8 million at June 30, 1996 to $22.7 million at December 31, 1996. The decrease was primarily due to $4.4 million being utilized to repurchase 380,000 shares of the Company's outstanding common stock during the six months ended December 31, 1996.

RESULTS OF OPERATIONS

Net Income. Net income increased by $156,000 or 74.3% in the quarter ended December 31, 1996 to $366,000 from $210,000 in the comparable 1995 period. The increase was primarily due to a $281,000 increase in gain on trading securities and a $42,000 increase in net interest income. These amounts were partially offset by an increase in other expenses of $113,000. For the six months ended December 31, 1996, net income decreased by $135,000 or 28.8%. The decrease was primarily due to the one-time FDIC special assessment which had an after tax impact of $365,000 (See Note 9 for further discussion). Excluding the impact of the FDIC special assessment, net income increased by $231,000 or 49.2% due to an increase in other income and net interest income. These amounts were partially offset by increases in other expenses.

Net Interest Income. Net interest income increased by $42,000 or 4.1%, and by $75,000 or 3.7% in the three and six months ended December 31, 1996, over the comparable 1995 periods, respectively. Net interest income increased due to an increase in the average interest rate spread, which increased to 2.45% and 2.39% in the three and six months ended December 31, 1996, respectively, from 2.02% and 2.00% in the comparable 1995 periods. The increased spreads were primarily due to a decrease in the average cost of funds to 5.19% and 5.16% in the three and six months ended December 31, 1996, respectively, from 5.47% and 5.50% in the comparable prior year periods, reflecting the continued emphasis on attracting lower costing core deposits.

Provision for Loan Losses. The provision for loan losses increased by $6,000 or 66.7% in the three months ended December 31, 1996 over the comparable 1995 period. The allowance for loan losses totalled $196,000 or .19% of the total loan portfolio at December 31, 1996. However, the allowance for loan losses represented 292.5% of total non-performing loans at such date. Because of the

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

stability of the loan portfolio's credit quality, management budgets a provision for the entire year, and, on a quarterly basis, reviews this amount to determine if any change in the amount of the provision is necessary. For fiscal 1997, management increased the amount of the provision to $15,000 in the first quarter and anticipates providing additional reserves relative to the growth in the small business and consumer loan portfolios. Management of the Company believes that the allowance is adequate to cover losses that are probable and reasonably estimable based on past loss experience, general economic conditions, information about specific borrower situations, and other factors and estimates which are subject to change over time.

Other Income. Total other income increased by $315,000 or 155.2% in the three months ended December 31, 1996 from the comparable prior period. The increase was primarily due to a $281,000 increase in gain on trading securities and a $29,000 or 69.9% increase in mortgage related fees and service charges. The increase in fees and service charges are primarily due to the Bank emphasizing construction loan programs and higher loan servicing related revenues. During the six months ended December 31, 1996, total other income increased $533,000. The increase was primarily due to a $472,000 increase in gain on trading securities and a $39,000 or 48.1% increase in mortgage related fees and service charges.

Other Expenses. Total other expenses increased by $113,000 or 12.8% in the quarter ended December 31, 1996 over the comparable 1995 period. The increase was primarily due to increased compensation and benefits expense of $106,000 or 22.9% as a result of the hiring of additional staff to expand the Bank's core business activities. Advertising and data processing expenses increased by $24,000 and $14,000, respectively, during the quarter as a result of one-time costs associated with the opening of the Bank's third branch location. The other categories of other expenses did not significantly change in the three months ended December 31, 1996.

Total other expenses increased by $798,000 or 47.9% in the six months ended December 31, 1996. The increase was primarily due to a $553,000 FDIC special assessment to recapitalize the SAIF insurance fund (See Note 9 of Notes to Consolidated Financial Statements). Compensation and benefits expense also increased by $191,000 or 21.0% primarily as a result of hiring additional staff to expand the Bank's core business activities and recognition of MRP expense. Occupancy expense increased by $26,000 or 26.9% related to the opening of the main office/branch facility and higher depreciation expense associated with the renovation of the previous main office building. Advertising expense increased by $31,000 or 96.9% as a result of one-time costs associated with the opening of the Bank's third branch location. The other categories of other expenses did not significantly change in the six months ended December 31, 1996.

Federal Income Tax Expense. Federal income tax expense increased by $82,000 or 75.9% in the quarter ended December 31, 1996 from the comparable 1995 period. The increase was due to an increase in pre-tax income. For the six months ended December 31, 1996, federal income tax expense decreased by $69,000 or 28.5% from the comparable 1995 period due to a decrease in pre-tax income related to the special SAIF charge during the period.

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

Bank West is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At December 31, 1996, Bank West's liquidity was 12.0% or $7.0 million in excess of the minimum OTS requirement.

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

At December 31, 1996, under these capital requirements, the Bank had:

                                     Actual       Requirement    Excess
                                     ------       -----------    ------
         Tangible capital ratio       13.5%           1.5%        12.0%
         Leverage capital ratio       13.5            3.0         10.5
         Risk-based capital ratio     27.5            8.0         19.5

At June 30, 1996, under these capital requirements, the Bank had:

                                     Actual       Requirement    Excess
                                     ------       -----------    ------
         Tangible capital ratio       15.4%           1.5%        13.9%
         Leverage capital ratio       15.4            3.0         12.4
         Risk-based capital ratio     31.4            8.0         23.4

During the quarter ended December 31, 1996, the Bank paid an upstream dividend of $1,500,000 to the Company. This amount was utilized by the Company during its most recent ten percent stock repurchase program.

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

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                         Quarter Ended December 31, 1996


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

Item 4 -          Submission of Matters to a Vote of Security-Holders:
                  There are no matters required to be reported under this item.

Item 5 -          Other Information:
                  There are no matters required to be reported under this item.

Item 6 -          Exhibits and Reports on Form 8-K:

                  (a) Exhibits: The following exhibit is filed herewith:

                           Exhibit No.                   Description
                           -----------                   -----------

                               27.1                 Financial Data Schedule

                  (b) Reports on Form 8-K:

                           No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             BANK WEST FINANCIAL CORPORATION
                                                      Registrant


Date: February 13, 1997                      /s/ Paul W. Sydloski
                                             ----------------------
                                             Paul W. Sydloski, President and
                                             Chief Executive Officer
                                             (Duly Authorized Officer)



Date: February 13, 1997                      /s/ Kevin A. Twardy
                                             ---------------------
                                             Kevin A. Twardy, Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)