Form 10-Q
period 1997-03-31
BANK WEST FINANCIAL CORP
filed 1997-05-09
CIK 934598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

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


Shares of common stock, par value $.01 per share, outstanding as of May 9, 1997:
1,783,475.

                         BANK WEST FINANCIAL CORPORATION
                                    FORM 10-Q
                          Quarter Ended March 31, 1997

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

ITEM 1 - Financial Statements


           Consolidated Statements of Financial Condition -
                  March 31, 1997 (unaudited) and June 30, 1996 . . . . . . . .

           Consolidated Statements of Income (unaudited) -
                  For The Three and Nine Months Ended March 31, 1997 and 1996 .

           Consolidated Statements of Cash Flows (unaudited) -
                  For The Nine Months Ended March 31, 1997 and 1996. . . . . .

           Notes to Consolidated Financial Statements . . . . . . . . . . . . .


ITEM 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . .  . . . . . . . . . . . . . . . . .


                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 2 - Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 3 - Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . .

ITEM 4 - Submission of Matters to a Vote of Security Holders . . . . . . . . .

ITEM 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                 BANK WEST FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   March 31,          June 30,
                                                                     1997               1996
                                                                -------------     -------------
                                                                  (Unaudited)
ASSETS
        Cash and due from banks ............................    $   1,720,067     $   1,571,662
        Interest-bearing deposits ..........................        2,396,214         5,122,427
                                                                -------------     -------------
              Total cash and cash equivalents ..............        4,116,281         6,694,089

        Interest-bearing time deposits .....................           99,000           298,000
        Securities available for sale (Note 6) .............       26,398,905        22,779,280
        Securities held to
        maturity
          (market value: $4,008,643 at March 31, 1997, .....        4,003,956         2,004,288
           $2,006,000 at June 30, 1996)  (Note
                                                                                              6)
        Trading securities .................................        1,783,966           708,438
        Loans held for sale  (Note 7) ......................        1,682,592         4,297,092
        Loans, net (Note 8) ................................      103,296,781        95,737,191
        Federal Home Loan Bank stock .......................        1,475,000         1,475,000
        Premises and equipment .............................        3,161,644         3,106,972
        Accrued interest receivable ........................          658,288           632,043
        Mortgage servicing rights ..........................          144,233           142,697
        Real estate owned ..................................           45,928              --
        Other assets .......................................          152,454           107,216
                                                                -------------     -------------

             Total assets ..................................    $ 147,019,028     $ 137,982,306
                                                                =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
        Deposits ...........................................    $ 100,460,370     $  91,028,072
        Short-term FHLB borrowings .........................       10,073,446         6,000,000
        Long-term FHLB borrowings ..........................       13,000,000        13,000,000
        Accrued interest payable ...........................          188,853           156,946
        Advance payments by borrowers
           for taxes and insurance .........................          310,271           459,391
        Deferred federal income tax ........................          251,443           225,760
        Other liabilities ..................................          226,256           301,691
                                                                -------------     -------------
               Total liabilities ...........................      124,510,639       111,171,860
                                                                -------------     -------------

                                 BANK WEST FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                          (continued)

                                                                   March 31,          June 30,
                                                                     1997               1996
                                                                -------------     -------------
                                                                  (Unaudited)
        Stockholders' Equity:
        Common stock, $.01 par value;
        10,000,000 shares authorized; issued and outstanding
        1,783,475 shares at March 31, 1997
        and 2,199,575 shares at June 30, 1996 (Note 3) .....           17,835            21,996
        Additional paid-in-capital .........................       11,795,593        16,542,107
        Retained earnings, substantially restricted ........       12,427,016        12,231,242
        Net unrealized loss on securities available for
           sale, net of tax of $70,396 at March 31, 1997
           and $106,834 at June 30, 1996  ..................         (136,651)         (207,387)
        Unallocated ESOP shares (Note 4) ...................       (1,036,848)       (1,134,048)
        Unearned Management Recognition Plan shares (Note 5)         (558,556)         (643,464)
                                                                -------------     -------------
               Total stockholders' equity ..................       22,508,389        26,810,446
                                                                -------------     -------------

               Total liabilities and stockholders' equity ..    $ 147,019,028     $ 137,982,306
                                                                =============     =============


                  See accompanying notes to consoldiated financial statements.

                                     BANK WEST FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF INCOME

                                               (Unaudited)

                                                 Three Months Ended              Nine Months Ended
                                                      March 31,                       March 31,
                                                 1997            1996           1997            1996
                                             -----------     -----------    -----------     -----------
Interest and dividend income
        Loans ...........................    $ 2,047,688     $ 2,012,071    $ 5,997,175     $ 5,876,828
        Investment ......................         79,692         108,106        273,374         407,321
securities
        Mortgage-backed securities ......        394,935         298,290      1,106,898         943,177
        Other interest-bearing deposits .         51,549          66,387        174,140         232,165
        Trading securities ..............          4,101            --            7,289            --
        Dividends on FHLB stock .........         28,550          41,761         86,760         123,076
                                             -----------     -----------    -----------     -----------
                                               2,606,515       2,526,615      7,645,636       7,582,567
                                             -----------     -----------    -----------     -----------
Interest expense
                                               1,256,577       1,145,588      3,635,490       3,466,940
Deposits
        Short-term FHLB borrowings ......        110,518         106,341        305,042         330,026
        Long-term FHLB borrowings .......        183,521         209,785        548,837         698,907
                                             -----------     -----------    -----------     -----------
                                               1,550,616       1,461,714      4,489,369       4,495,873
                                             -----------     -----------    -----------     -----------
Net interest income .....................      1,055,899       1,064,901      3,156,267       3,086,694

Provision for loan losses ...............         15,000          11,000         45,000          27,000
                                             -----------     -----------    -----------     -----------

Net interest income after provision
    for loan losses .....................      1,040,899       1,053,901      3,111,267       3,059,694
                                             -----------     -----------    -----------     -----------

                                     BANK WEST FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF INCOME

                                               (Unaudited)
                                               (continued)

                                                 Three Months Ended              Nine Months Ended
                                                      March 31,                       March 31,
                                                 1997            1996           1997            1996
                                             -----------     -----------    -----------     -----------

Other income
        Gain (loss) on sale of securities         (2,421)         13,481         (4,291)         18,254
        Gain on trading securities ......         98,865          57,763        577,936          64,763
        Gain on sale of loans............        123,473         147,126        399,691         416,042
        Fees and service charges ........         79,926          41,523        224,928         122,599
        Miscellaneous income.............          1,550           8,497          4,054          17,778
                                             -----------     -----------    -----------     -----------
                                                 301,393         268,390      1,202,318         639,436
                                             -----------     -----------    -----------     -----------
Other expenses
        Compensation and benefits .......        561,475         490,765      1,663,136       1,401,373
        Professional fees ...............         56,186          88,475        160,184         203,687
        Federal Deposit Insurance .......         14,727          49,183        103,280         146,224
        FDIC Special Assessment (Note 9)            --              --          553,000            --
        Occupancy .......................         72,697          50,909        196,586         148,527
        Furniture, fixtures and equipment         36,018          32,231        101,267          90,202
        Data processing .................         47,144          43,141        133,191         111,746
        Advertising .....................         29,189          24,868         92,270          56,573
        State taxes .....................         16,000          19,500         43,000          44,500
        Miscellaneous ...................        126,668         108,527        378,417         371,270
                                             -----------     -----------    -----------     -----------
                                                 960,104         907,599      3,424,331       2,574,102
                                             -----------     -----------    -----------     -----------

Income before federal income tax expense         382,188         414,692        889,254       1,125,028

Federal income tax expense ..............        129,650         140,900        302,350         382,400
                                             -----------     -----------    -----------     -----------

Net income ..............................    $   252,538     $   273,792    $   586,904     $   742,628
                                             ===========     ===========    ===========     ===========

Earnings per share (Note 2) .............    $       .16     $       .13    $       .33     $       .35
                                             ===========     ===========    ===========     ===========

Dividends per share .....................    $       .07     $       .07    $       .21     $       .21
                                             ===========     ===========    ===========     ===========


                      See accompanying notes to consolidated financial statements.

                                   BANK WEST FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (Unaudited)

                                                                             Nine Months Ended
                                                                                  March 31,
                                                                           1997             1996
                                                                      -------------    ------------
Cash flows from operating activities
        Net income ...............................................    $    586,904     $    742,628
        Adjustments to reconcile net income to
        net cash from operating activities
             Origination and purchase of loans for sale ..........     (23,428,195)     (35,268,229)
             Proceeds from sale of mortgage loans ................      26,442,386       29,704,162
             Purchase of trading securities ......................      (4,217,015)      (1,158,412)
             Proceeds from sale of trading securities ............       3,719,423          723,240
             Net (gain) on sales of:
                Loans ............................................        (399,691)        (416,042)
                Securities .......................................        (573,645)         (83,017)
             Depreciation ........................................         141,793          132,674
             Amortization of premiums, net .......................          11,964           94,632
             Loss on disposal of fixed assets ....................            --              1,809
             ESOP expense ........................................         135,169          121,754
             MRP expense .........................................         115,130           61,920
             Provision to adjust loans held for sale
               to lower of cost or market ........................            --             16,000
             Provision for loan losses ...........................          45,000           27,000
             Change in:
                Deferred loan fees ...............................          38,322           13,099
                Other assets .....................................        (118,947)         (33,514)
                Other liabilities ................................        (203,404)         (83,517)
                                                                      ------------     ------------
                     Net cash from (used by) operating activities        2,295,194       (5,403,813)
                                                                      ------------     ------------

                                   BANK WEST FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (Unaudited)
                                             (continued)

                                                                             Nine Months Ended
                                                                                  March 31,
                                                                           1997             1996
                                                                      -------------    ------------
Cash flows from investing activities
        Increase in interest-bearing time deposits ...............         199,000          197,000
        Purchases of securities available for sale ...............      (9,685,270)     (19,217,480)
        Purchases of securities held to maturity .................      (3,002,813)            --
        Proceeds from sale of securities available for sale ......       5,700,584       12,985,814
        Proceeds from maturity or call of securities .............       1,000,000        8,282,760
        Loan originations, net of repayments .....................      (6,837,612)       2,700,856
        Loans purchased ..........................................        (805,300)        (854,900)
        Principal payments on mortgage-backed securities and CMO's         459,126        2,686,756
        Property and equipment expenditures ......................        (196,465)        (176,428)
                                                                      ------------     ------------
                     Net cash from (used by) investing activities      (13,168,750)       6,604,378
                                                                      ------------     ------------

Cash flows from financing activities
        Increase (decrease) in FHLB advances .....................       2,807,267         (150,334)
        Repayment of long-term FHLB borrowings ...................            --         (3,000,000)
        Increase in deposits .....................................      10,698,477        3,497,154
        Dividends paid on common stock ...........................        (391,130)        (941,610)
        Repurchase of common stock ...............................      (4,818,866)        (491,941)
                                                                      ------------     ------------
                     Net cash from (used by) financing activities        8,295,748       (1,086,731)
                                                                      ------------     ------------


Net change in cash and cash equivalents                                 (2,577,808)         113,834

Cash and cash equivalents at beginning of period                         6,694,089        4,595,231
                                                                      ------------     ------------

Cash and cash equivalents at end of period                            $  4,116,281     $  4,709,065
                                                                      ============     ============


Supplemental disclosures of cash flow information
        Cash paid during the period for
                                                                      $  4,457,462     $  4,577,741
        Interest
        Income taxes                                                       336,050          230,000


During November of 1995, securities with a carrying value of $15,008,939 and a fair value of $14,964,245 were transferred from securities held to maturity to securities available for sale (Note 6).

                    See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three and Nine Months Ended March 31, 1997
                                   (Unaudited)


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

The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended June 30, 1996, included in the Company's 1996 Annual Report.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of outstanding common shares and common stock equivalents which would arise from the exercise of stock options and the vesting of Management Recognition Plan (MRP) shares. Employee Stock Ownership Plan (ESOP) shares are considered outstanding for earnings per share calculations as they are committed to be released; unallocated shares are not considered outstanding. Common stock equivalents associated with the stock options and MRP shares were not material to the computation of earnings per share for the three and nine months ended March 31, 1997. The weighted average number of shares outstanding for the three and nine months ended March 31, 1997 was 1,624,274 and 1,778,419 respectively.

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

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 1997
                                   (Unaudited)

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

To fund the ESOP, $1,296,048 was borrowed from the Company for the purpose of purchasing 162,006 shares of common stock at $8.00 per share. Principal and interest payments on the loan are due in quarterly installments, with the final payment of principal and accrued interest being due and payable at maturity, which is June 30, 2005. Interest is payable during the term of the loan at a fixed rate of 7.0%. The loan is collateralized by the shares of the Company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated among participants on the basis of total compensation, as defined. ESOP expense of $46,575 and $135,169 was recorded for the three and nine months ended March 31, 1997, respectively.

NOTE 5 - STOCK BASED COMPENSATION PLANS

An employee stock option plan and a directors' stock option plan (SOPs) and an officers' and a directors' management recognition plan (MRPs) were authorized by the shareholders at the October 25, 1995 annual meeting. The employee stock option plan and the officers' MRP are administered by a committee of non-employee directors of the Company, while grants under the directors' stock option plan and the directors' MRP are pursuant to formulas set forth in the plans. Total shares made available under the SOPs and MRPs were 231,437 and 92,575, respectively. The Committee has awarded under the SOPs options to purchase 164,326 shares of common stock at exercise prices between $9.9375 and $11.00 per share, which represent the average of the high and low sales prices of the Company's stock on the dates of the awards. At March 31, 1997, there were 67,111 option shares reserved for future grants. As of March 31, 1997, no options have been exercised or canceled. No compensation expense was recognized in connection with the issuance of the options.

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

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 1997
                                   (Unaudited)

NOTE 5 - STOCK BASED COMPENSATION PLANS (Continued)

Management has concluded that the Company will not adopt the accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting. Accordingly, adoption of SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.

On November 13, 1995, the Company repurchased 4% of its outstanding shares and placed them in a trust for the exclusive use of the MRPs. The Committee has awarded 47,954 shares of common stock under the officers' MRP and 27,769 shares of common stock under the directors' MRP. MRP awards vest in five equal annual installments, with the first award vesting on October 25, 1996. Compensation expense for the MRPs is recognized on a pro-rata basis over the vesting period of the awards. During the three and nine months ended March 31, 1997, $39,730 and $115,130 was charged to compensation expense for the MRPs. The unearned compensation value of the MRPs is shown as a reduction to stockholders' equity in the accompanying consolidated statements of financial condition.


NOTE 6 - SECURITIES

The amortized cost and estimated fair values of securities at March 31, 1997 and June 30, 1996 are as follows:

Available for Sale                                         Gross           Gross
                                          Amortized      Unrealized      Unrealized         Fair
                                            Cost           Gains           Losses           Value
                                        -----------     -----------     -----------     -----------
March 31, 1997 (unaudited)

U.S. agencies .....................     $ 4,997,431     $      --       $    63,663     $ 4,933,768
Mortgage-backed securities ........       1,958,246           3,440          18,396       1,943,290
Collateralized mortgage obligations      19,650,239          55,839         184,231      19,521,847
                                        -----------     -----------     -----------     -----------
                                        $26,605,916     $    59,279     $   266,290     $26,398,905
                                        ===========     ===========     ===========     ===========

June 30, 1996

U.S. agencies .....................     $ 4,997,678     $     7,500     $    60,110     $ 4,945,068
Corporate bonds ...................         496,870            --             4,271         492,599
Mortgage-backed securities ........       2,330,061           3,524          26,089       2,307,496
Collateralized mortgage obligations      15,268,892             302         235,077      15,034,117
                                        -----------     -----------     -----------     -----------
                                        $23,093,501     $    11,326     $   325,547     $22,779,280
                                        ===========     ===========     ===========     ===========

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 1997
                                   (Unaudited)

NOTE 6 - SECURITIES (Continued)

Held to Maturity                                                     Gross           Gross
                                                  Amortized       Unrealized      Unrealized          Fair
                                                    Cost             Gains          Losses            Value
                                                  ---------        --------       ----------       ---------
March 31, 1997 (unaudited)

U.S. agencies                                    $1,001,143        $      -       $     -         $1,001,143
Collateralized mortgage obligations               3,002,813           4,687             -          3,007,500
                                                  ---------        --------       ----------       ---------
                                                 $4,003,956        $  4,687       $     -         $4,008,643
                                                 ==========        ========       ==========      ==========

June 30, 1996

U.S. agencies                                    $2,004,288        $  3,998       $    2,286      $2,006,000
                                                 ==========        ========       ==========      ==========

NOTE 7 - SECONDARY MARKET MORTGAGE ACTIVITIES

The following summarizes the Company's secondary market mortgage activities, which consist solely of one- to four-family real estate loans:

                                                         Nine Months Ended
                                                             March 31,
                                                      1997              1996
                                                 ------------      ------------
Loans held for sale - beginning of period ..     $  4,297,092      $  2,746,019
Activity during the periods:
Loans originated and purchased for sale ....       23,428,195        35,268,229
Proceeds from sale of loans originated
  and purchased for sale ...................      (26,442,386)      (29,704,162)
Allowance to adjust loans held for
  sale to lower of cost or market ..........             --             (16,000)
Gain on sale of loans ......................          399,691           416,042
                                                 ------------      ------------
Loans held for sale - end of period ........     $  1,682,592      $  8,710,128
                                                 ============      ============

During the current fiscal year, loans were generally sold with servicing released. The unpaid principal balance of mortgage loans serviced for others amounted to $27.5 million and $28.6 million at March 31, 1997 and June 30, 1996, respectively. Custodial escrow balances maintained in connection with the foregoing loans serviced for others were $64,294 and $135,011 at March 31, 1997 and June 30, 1996, respectively.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 1997
                                   (Unaudited)

NOTE 8 - LOANS

Loans are classified as follows:

                                                            March 31,        June 30,
                                                              1997             1996
                                                         ------------     ------------
Real estate loans:
         One-to four-family residential - fixed rate     $ 18,696,927     $ 20,351,715
         One-to four-family residential - balloon ..       11,933,627       12,841,337
         One-to four-family residential - adjustable       47,601,750       47,544,192
         Construction ..............................       19,317,540       14,073,497
         Commercial mortgages ......................        2,290,948        1,193,464
         Home equity lines of credit ...............        4,766,561        2,214,227
         Second mortgages ..........................        3,063,768        1,927,282
                                                         ------------     ------------
              Total mortgage loans .................      107,671,121      100,145,714
Consumer loans .....................................        1,013,330          622,353
Commercial non-mortgage ............................        1,680,916        1,010,076
                                                         ------------     ------------
              Total ................................      110,365,367      101,778,143
Less:
         Loans in process ..........................        6,848,661        5,827,705
         Deferred fees and costs ...................            9,063           47,385
         Allowance for loan losses .................          210,862          165,862
                                                         ------------     ------------
                                                         $103,296,781     $ 95,737,191

Provisions for losses on loans are charged to operations based on management's evaluation of potential losses in the portfolio. In addition to providing reserves on specific loans where a decline in value has been identified, general provisions for losses are established based upon the overall portfolio composition and general market conditions. In establishing both specific and general valuation allowances, management reviews individual loans, recent loss experience, current and future impact of economic conditions, the overall balance and composition of the portfolio, and such other factors which, in management's judgment, deserve recognition in estimating possible losses. At March 31, 1997, no portion of the allowance for loan losses was allocated to a specific loan.

Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and borrower circumstances.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 1997
                                   (Unaudited)


NOTE 9 - FDIC SPECIAL ASSESSMENT

On September 30, 1996, as part of the omnibus appropriations package signed by President Clinton, the government mandated a special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The one-time, special SAIF assessment amounted to $.657 for every $100 of SAIF-insured deposits as of March 31, 1995. The FDIC notified the Bank that the Bank's special assessment was $553,000, which after taxes reduced the Company's net income by $365,000 or $0.19 per share in the quarter ended September 30, 1996. The Bank's deposit premiums, which were $.23 for every $100 of assessable deposits in 1996, were reduced to $.064 for every $100 of assessable deposits beginning January 1, 1997. Based on the Bank's deposits at March 31, 1997, the premium reduction should result in a pre-tax cost savings of approximately $167,000 per year for the Bank, or approximately $.06 per share after taxes.


NOTE 10 - SUBSEQUENT EVENTS

On April 21, 1997, the Company declared a quarterly dividend of $.07 per share payable May 20, 1997 to shareholders of record at the close of business on May 6, 1997.

On April 21, 1997, the Company also approved a repurchase of an additional 89,000 shares, or 5% of its outstanding common stock. The repurchase is subject to the prior approval by the Office of Thrift Supervision.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of Bank West Financial Corporation and its wholly owned subsidiary, Bank West, F.S.B., at March 31, 1997 and June 30, 1996 and the consolidated results of operations for the three and nine months ended March 31, 1997 with the same periods in 1996. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.


FINANCIAL CONDITION

Total assets increased by $9.0 million or 6.5% from $138.0 million at June 30, 1996 to $147.0 million at March 31, 1997. The increase was primarily attributable to net loan growth of $7.6 million and the purchase of $7.5 million in additional collateralized mortgage obligations. These amounts were partially offset by a decline in cash of $2.6 million and loans held for sale of $2.6 million.

The Bank's mortgage banking activities consist of selling newly originated and purchased loans into the secondary market. The dollar amount of loans originated and purchased for sale in the nine months ended March 31, 1997 declined by $11.8 million or 33.6% to $23.4 million compared to $35.3 million in the comparable prior period. The decline in loan originations is a result of the increase in the overall interest rate environment compared to the prior year. Total loans sold amounted to $26.4 million and $29.7 million in the nine months ended March 31, 1997 and 1996, respectively. Loans held for sale amounted to $1.7 million and $8.7 million at March 31, 1997 and 1996, respectively. The Bank continues to increase the number of correspondent lending relationships and is exploring additional options to increase retail loan volume. The majority of loans originated and purchased in the current fiscal year have been 30-year fixed-rate loans. The Bank has sold the majority of these loans, increasing the ratio of its interest-sensitive assets to its interest-sensitive liabilities.

Mortgage-backed securities (including collateralized mortgage obligations) have increased from $17.3 million at June 30, 1996 to $24.5 million at March 31, 1997. As permitted by the Financial Accounting Standards Board (FASB), the Bank made a one-time reclassification of all of its mortgage-backed securities and collateralized mortgage obligations on November 20, 1995 from the held to maturity classification to the available for sale classification. At March 31, 1997, the unrealized loss on securities (including mortgage-backed securities and collateralized mortgage obligations) classified as available for sale totalled $137,000 net of federal income taxes and is shown as a reduction in stockholders' equity.

The Bank's nonperforming assets totalled $46,000 or .03% of total assets at March 31, 1997. The Bank's low nonperforming assets are primarily due to the Bank's conservative underwriting criteria. At March 31, 1997, $97.5 million or 88.4% of the Bank's total loan portfolio was collateralized by first liens on one-to four-family residences, and the net loan portfolio amounted to 70.3% of total assets. During the nine months ended March 31, 1997, there were no net charge-offs. The Company has recently emphasized one- to four-family construction, consumer, small business loans (see Note 8 of Notes to Consolidated Financial Statements for outstanding balances). The Company expects these activities to improve its net interest margin and make the Bank more competitive in the market.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total deposits increased by $9.4 million or 10.4% from June 30, 1996 to March 31, 1997 primarily due to an increase in certificates of deposit of $7.9 million. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Bank believes that its passbook savings, statement savings, money market accounts, NOW and demand accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be affected by market conditions.

Because the growth in deposits did not match the growth in assets in recent years, the Bank began using FHLB advances. Short-term FHLB advances have generally been used to fund the Bank's mortgage banking activities, loan and investment securities growth. Short-term FHLB advances increased from $6.0 million at June 30, 1996 to $10.1 million at March 31, 1997.

Stockholders' equity decreased from $26.8 million at June 30, 1996 to $22.5 million at March 31, 1997. The decrease was primarily due to $4.8 million being utilized to repurchase 416,100 shares of the Company's outstanding common stock during the nine months ended March 31, 1997.

RESULTS OF OPERATIONS

Net Income. Net income decreased by $21,000 or 7.7% in the quarter ended March 31, 1997 to $253,000 from $274,000 in the comparable 1996 period. The decrease was primarily due to a decline in net interest income of $13,000 or 1.2%and an increase in other expenses of $52,000 or 5.7%. These amounts were partially offset by an increase in other income of $37,000 or 13.8%. For the nine months ended March 31, 1997, net income decreased by $156,000 or 21.0%. The decrease was primarily due to the one-time FDIC special assessment which had an after tax impact of $365,000 (See Note 9 for further discussion). Excluding the impact of the FDIC special assessment, net income increased by $209,000 or 28.1% due to an increase in other income and net interest income. These amounts were partially offset by increases in other expenses.

Net Interest Income. Net interest income decreased by $9,000 or .8% in the three months ended March 31, 1997, and increased by $69,000 or 2.2% in the nine months ended March 31, 1997, over the comparable 1996 periods, respectively. Net interest income decreased in the quarter due to a decrease in the net interest margin from 3.18% in the comparable 1996 period to 3.05%. The lower net interest margin was primarily due to utilizing $4.8 million of equity to repurchase 416,100 shares of the Company's common stock during the fiscal year, which reduced net interest-earning assets. The negative impact on net interest income from a lower net interest margin was partially offset by an increase in the average interest rate spread, which increased from 2.28% to 2.45% reflecting continued emphasis on higher yielding consumer and commercial loans and lower costing core deposits. For the nine months ended March 31, 1997, net interest income increased primarily due to an increase in the average interest rate spread from 2.09% to 2.41%.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Loan Losses. The provision for loan losses increased by $4,000 or 36.4% in the three months ended March 31, 1997 over the comparable 1996 period. The allowance for loan losses totalled $211,000 or .19% of the total loan portfolio at March 31, 1997. There were no nonperforming loans at March 31, 1997.

The Bank's management establishes allowances for loan losses. On a quarterly basis, management evaluates the loan portfolio and determines the amount that must be added. These allowances are charged against income in the year they are established. When establishing the appropriate levels for the provision and the allowance for loan losses, management considers a variety of factors, in addition to the fact that an inherent risk of loss always exists in the lending process. Consideration is also given to the current and future impact of economic conditions, the diversification of the loan portfolio, historical loss experience, delinquency rates, the review of loans by loan review personnel, the individual borrower's financial and managerial strengths, and the adequacy of underlying collateral.

Other Income. Total other income increased by $33,000 or 12.3% in the three months ended March 31, 1997 from the comparable prior period. The increase was primarily due to a $41,000 or 70.7% increase in gain on trading securities and a $38,000 or 90.5% increase in fees and service charges. These amounts was partially offset by a decrease of $24,000 or 16.3% in gain on sale of loans as a result of lower volume of loan sales from $29.7 million to $26.4 million. The increase in fees and service charges is primarily related to higher fees associated with emphasizing construction lending as well as higher service charges on deposits.

During the nine months ended March 31, 1997, total other income increased $571,000. The increase was primarily due to a $513,000 increase in gain on trading securities and a $102,000 or 82.9% increase in fees and service charges. The trading securities portfolio is comprised of equity securities in various financial institutions. Although to-date, the Company's equity trading strategy has been successful, there is no guarantee that future results will equal the current fiscal year's performance. The increase in fees and service charges is primarily related to higher fees associated with emphasizing construction lending as well as higher service charges on deposits.

Other Expenses. Total other expenses increased by $52,000 or 5.7% in the three months ended March 31, 1997 over the comparable 1996 period. The increase was primarily due to increased compensation and benefits expense of $70,000 or 14.3% as a result of the hiring of additional staff to expand the Bank's core business activities. Occupancy expense increased by $22,000 or 43.1% related to the opening of the Bank's third branch location and higher real estate taxes. These amounts were partially offset by a $34,000 or 69.4% decrease in FDIC insurance expense as a result of the annual premium reduction from .23% to .064%. In addition, professional fees decreased by $32,000 or 36.4% related to lower consulting fees. The other categories of other expenses did not significantly change in the three months ended March 31, 1997.

Total other expenses increased by $850,000 or 33.0% in the nine months ended March 31, 1997. The increase was primarily due to a $553,000 FDIC special assessment to recapitalize the SAIF insurance

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

fund (See Note 9 of Notes to Consolidated Financial Statements). Compensation and benefits expense also increased by $262,000 or 18.7% primarily as a result of hiring additional staff to expand the Bank's core business activities and increased ESOP and MRP expense. Occupancy expense increased by $48,000 or 32.2% related to the opening of the Bank's third branch location and higher real estate taxes.
 Advertising expense increased by $35,000 or 61.4% as a result of various promotions to attract loans and deposits. These amounts were partially offset by a reduction in FDIC insurance expense as a result of the reduction in annual FDIC premiums from .23% to .064%. In addition, professional fees decreased by $44,000 or 21.6% related to lower consulting fees. The other categories of other expenses did not significantly change in the nine months ended March 31, 1997.

Federal Income Tax Expense. Federal income tax expense decreased by $11,000 or 7.8% in the quarter ended March 31, 1997 from the comparable 1996 period. The decrease was due to a decrease in pre-tax income. For the nine months ended March 31, 1997, federal income tax expense decreased by $80,000 or 20.9% from the comparable 1996 period due to a decrease in pre-tax income related to the special SAIF charge during the period.


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

Bank West is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At March 31, 1997, Bank West's liquidity was 9.7% or $4.7 million in excess of the 5% minimum OTS requirement.

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

At March 31, 1997, under these capital requirements, the Bank had:

                                                 Actual      Requirement    Excess
                                                 ------      -----------    ------
Tangible capital ratio ................           13.3%         1.5%         11.8%
Leverage capital ratio ................           13.3          3.0          10.3
Risk-based capital ratio ..............           26.5          8.0          18.5

At June 30, 1996, under these capital requirements, the Bank had:

                                                 Actual      Requirement    Excess
                                                 ------      -----------    ------
Tangible capital ratio ..........                 15.4%         1.5%         13.9%
Leverage capital ratio ..........                 15.4          3.0          12.4
Risk-based capital ratio ........                 31.4          8.0          23.4

During November 1996, the Bank paid a dividend of $1,500,000 to the Company. This amount was utilized by the Company during its most recent 10% stock repurchase program.


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

Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," will require the Company to periodically consider whether an impairment loss

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


should be recognized on long-lived assets and other certain intangible assets based on an estimate of future cash flows. SFAS No. 121 is effective for fiscal years beginning after

December 15, 1995, and earlier adoption is encouraged. Adoption of this Statement has not had a material impact on the Company's consolidated financial condition or results of operations.

Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," provides authoritative guidance as to the accounting and financial reporting for transfers and servicing of financial assets and extinguishment of liabilities.
Example transactions covered by SFAS No. 125 include asset securitization, repurchase agreements, wash sales, loan participations, transfers of loans with recourse and servicing of loans. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement also requires measuring instruments that have a substantial prepayment risk at fair value, much like debt instruments classified as available for sale or trading. While SFAS No. 125 supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights," it only marginally modifies the accounting and disclosure requirements of SFAS No. 122. SFAS No. 125, as amended by SFAS No. 127, is expected to have no material impact on the Company's consolidated financial condition or results of operations.

In March 1997, the FASB issued Statement No. 128, "Earnings Per Share," which is effective for financial statements beginning with year end 1997. SFAS No. 128 simplifies the calculation of earnings per share by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. The Company expects SFAS No. 128 to have little impact on its earnings per share calculations in future years, other than changing terminology from primary EPS to basic EPS. All prior period EPS data will be restated to conform with the new presentation.

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                          Quarter Ended March 31, 1997


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

Item 6 -          Exhibits and Reports on Form 8-K:

                  (a) Exhibits: The following exhibit is filed herewith:

                           Exhibit No.                   Description
                           -----------                   -----------

                               27.1                 Financial Data Schedule

                  (b) Reports on Form 8-K:

                           No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             BANK WEST FINANCIAL CORPORATION
                                                        Registrant


Date: May 9, 1997                            /s/Paul W. Sydloski
                                             -------------------
                                             Paul W. Sydloski, President and
                                             Chief Executive Officer
                                             (Duly Authorized Officer)



Date: May 9, 1997                            /s/Kevin A. Twardy
                                             ------------------
                                             Kevin A. Twardy, Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)