Form 10-K
period 1997-06-30
BANK WEST FINANCIAL CORP
filed 1997-09-29
CIK 934598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED]

                     For the fiscal year ended June 30, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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


       Registrant's telephone number, including area code: (616) 785-3400

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $.01 per share)
                    ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based upon the $18.3125 closing price of the Registrant's common stock as of September 23, 1997, the aggregate market value of the 1,388,502 shares of the Registrant's common stock deemed to be held by non-affiliates of the Registrant was $25.4 million. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 23, 1997: 1,753,475

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) portions of the Annual Report to Stockholders for the year ended June 30, 1997 are incorporated into Part II, Items 5 through 8 of this Form 10-K; and (2) portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 13 of this Form 10-K.

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

         Bank West conducts business from three offices located in Grand Rapids, Michigan. At June 30, 1997, the Company had $155.7 million of total assets, $133.1 million of total liabilities, including $102.9 million of deposits, and $22.6 million of total stockholders' equity.

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

         During the last five fiscal years, the Company's return on average assets has averaged .71% and its return on average equity has averaged 5.18% (including the impact of the government mandated, one-time SAIF assessment of $364,000 net of tax on September 30, 1996). Net income decreased by $285,000 or 23.6% in fiscal 1997 from fiscal 1996 primarily due to the one-time SAIF assessment of $364,000, net of tax. At June 30, 1997, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 12.2%, 12.2% and 23.4%, respectively, as compared to the minimum requirements of 1.5%, 3.0% and 8.0%, respectively. See "Regulation - The Bank - Regulatory Capital Requirements."

         The Company's total nonperforming assets, which consist of $417,000 of non-accruing loans 90 days or more delinquent and $20,000 of net real estate owned, totalled $437,000 or .39% of the net loan portfolio at June 30, 1997. At the end of each of the last five fiscal years, the Company's total nonperforming assets have not exceeded $437,000 or .39% of the net loan portfolio. At June 30, 1997, the Company's allowance for loan losses amounted to $226,000, representing 0.19% of the total loan portfolio and 51.7% of total nonperforming assets at such date. See "Asset Quality."

         Beginning in fiscal 1995, the Bank expanded its loan products by offering small business loans and various types of consumer loans. At June 30, 1997, there were $16.6 million in loans receivable outstanding for these loan products compared to $7.0 million and $2.2 million outstanding for such loan products at June 30, 1996 and 1995, respectively. The Bank expects these loan products will improve its net interest margin and make the Bank more competitive in the marketplace.

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

         This Form 10-K includes statements that may constitute forward-looking statements, usually containing the words "believe," "estimate," "project," "expect," "intend" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which Bank West operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which Bank West has no control); and other risks detailed in this Form 10-K and in the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

Lending Activities

         Loan Portfolio Composition. At June 30, 1997, the Company's total loan portfolio, including loans held for sale but before net items, amounted to $121.1 million. The net loan portfolio, excluding loans held for sale, amounted to $111.5 million at June 30, 1997, representing approximately 71.6% of the Company's $155.7 million of total assets at that date. The lending activities are conducted through Bank West, and the principal lending activity of Bank West is the origination of one- to four-family residential loans. The Bank has also purchased such loans to supplement its loan originations. At June 30, 1997, one- to four-family residential loans amounted to $83.1 million or 68.6% of the total loan portfolio, including loans held for sale. To a lesser extent, the Bank originates construction loans, home equity lines of credit, second mortgages and commercial and consumer loans. Construction loans amounted to $21.5 million or 17.8%, home equity lines of credit amounted to $6.4 million or 5.2%, and second mortgages amounted to $4.3 million or 3.5%, of the total loan portfolio, including loans held for sale. At June 30, 1997, commercial mortgages amounted to $2.8 million or 2.3%, commercial non-mortgages amounted to $2.0 million or 1.7%, and consumer loans amounted to $1.1 million or .9%, of the total loan portfolio, including loans held for sale.

         Loan  Portfolio  Composition.   The  following  table  sets  forth  the
composition of Bank West's loan portfolio by type of loan at the dates indicated.

                                                                                                         June 30,
                                       --------------------------------------------------------------------------------
                                                  1997                       1996                        1995
                                       ------------------------     ----------------------      -----------------------
                                          Amount           %           Amount         %           Amount         %
                                       ----------     ---------     ----------   ----------     --------     ----------
                                                                                               (Dollars In Thousands)
Real estate loans:(1)
  One- to four-family residential       $ 83,065         68.6%       $ 85,034       80.2%     $ 92,673          91.7%
  Construction                            21,500         17.8          14,074       13.3         6,146           6.1
  Commercial mortgages                     2,764          2.3           1,194        1.1            90            .1
  Home equity lines of credit              6,371          5.2           2,214        2.1         1,453           1.4
  Second mortgages                         4,313          3.5           1,927        1.8           683            .7
Consumer loans                             1,081           .9             622        0.6            30            --
Commercial non-mortgage                    2,032          1.7           1,010        0.9            --            --
                                         -------        -----        --------      -----      --------         -----
    Total loans                          121,126        100.0%        106,075      100.0%      101,075         100.0%
                                                        =====                      =====                       =====
Less:
  Loans held for sale                      2,231                        4,297                    2,746
  Loans in process                         7,169                        5,828                    2,290
  Deferred fees and discounts               (30)                           47                       95
  Allowance for loan losses                  226                          166                      108
                                        --------                     --------                 --------
    Net loans                           $111,530                     $ 95,737                 $ 95,836
                                        ========                     ========                 ========

                                                            June 30,
                                       -------------------------------------------------
                                               1994                       1993
                                       ----------------------     ----------------------
                                        Amount          %          Amount          %
                                       --------      --------     --------     ---------
                                                  (Dollars In Thousands)
Real estate loans:(1)
  One- to four-family residential      $87,177        91.1%       $77,056         91.5%
  Construction                           7,412         7.8          6,296          7.5
  Commercial mortgages                     159          .2            104           .1
  Home equity lines of credit              545          .5             --           --
  Second mortgages                         363          .4            768           .9
Consumer loans                              --          --             --           --
Commercial non-mortgage                     --          --             --           --
                                       -------       -----         ------        -----
    Total loans                         95,656       100.0%        84,224        100.0%
                                                     =====                       =====
Less:
  Loans held for sale                    1,282                      3,250
  Loans in process                       2,888                      2,173
  Deferred fees and discounts              159                        128
  Allowance for loan losses                 88                         63

    Net loans                          $91,239                    $78,610
                                       =======                    =======

-------------------------

(1)  Includes loans held for sale.

         Contractual Maturities. The following table sets forth the scheduled contractual maturities of Bank West's loans at June 30, 1997. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments but do reflect normal amortization.

                                                  One- to
                                                Four-Family                             Commercial         Home           Second
                                                Residential        Construction         Mortgages         Equity        Mortgages
                                              -------------      ---------------     --------------     --------      ------------
                                                                                    (In Thousands)
Amounts due after June 30, 1997 in:
  One year or less                                   $2,735              $21,500         $1,196             $  --           $  766
  After one year through two years                    3,675                   --            142                --              331
 After two years through three years                  3,032                   --            151                --              439
  After three years through five years               14,429                   --          1,275               921              718
  After five years through ten years                 14,490                   --             --             5,450            2,047
  After ten years through fifteen years              12,074                   --             --                --               12
 After fifteen years                                 32,630                   --             --                --               --
                                                    -------              -------         ------            ------           ------
    Total(1)                                        $83,065              $21,500         $2,764            $6,371           $4,313
                                                    =======              =======         ======            ======           ======

                                                                     Commercial
                                                   Consumer         Non-mortgage        Total
                                                ------------      ---------------      --------
                                                                   (In Thousands)
Amounts due after June 30, 1997 in:
  One year or less                                   $  315             $1,238          $27,750
  After one year through two years                      260                276            4,684
 After two years through three years                    215                265            4,102
  After three years through five years                  291                241           17,875
  After five years through ten years                     --                 12           21,999
  After ten years through fifteen years                  --                 --           12,086
 After fifteen years                                     --                 --           32,630
                                                     ------             ------         --------
    Total(1)                                         $1,081             $2,032         $121,126
                                                     ======             ======         ========

------------------------------------
(1) Gross of loans in process, deferred fees and discounts, and allowance for loan losses.

         The following table sets forth the dollar amount of all loans, before net items, due after one year from June 30, 1997, based on the scheduled contractual maturities shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                                                                      Floating or
                                                       Fixed-Rate                    Adjustable-Rate                    Total
                                               -------------------------     ----------------------------      --------------------
                                                                                     (In Thousands)
One- to four-family residential                      $31,633                           $48,697                     $80,330
Commercial mortgages                                      90                             1,478                       1,568
Home equity                                               --                             6,371                       6,371
Second mortgages                                       3,547                                --                       3,547
Consumer                                                 766                                --                         766
Commercial non-mortgage                                  266                               528                         794
                                                     -------                           -------                     -------
  Total                                              $36,302                           $57,074                     $93,376
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

         Bank West's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. If the loan is to be sold to one of the investors with which the Bank has an agreement, as discussed below, the Bank's loan underwriter may approve the loan if the investor has delegated such authority to the Bank. If the investor requires that the loan be underwritten by it, the loan is submitted to the investor for its approval. If the loan is to be held in the Bank's portfolio, it must also be approved by individuals granted loan approval authority if the loan does not exceed $250,000. If the loan is to be held in the portfolio and exceeds $250,000 but does not exceed $500,000, it must be approved by the Loan Committee. Loans in excess of $500,000 must be approved by the Board of Directors.

         The Bank has entered into agreements with several investors, each of whom has agreed to purchase loans, together with servicing thereof, from the Bank on a loan-by-loan best efforts basis, provided that it is satisfied after its review of the loan that the loan complies with its established underwriting guidelines and lending requirements. The Bank does not approve a loan to be originated for sale unless either the loan has been satisfactorily reviewed by one of the investors or the loan is to be sold to an investor which has delegated the approval authority to the Bank. The Bank makes certain representations and warranties regarding the loans it sells pursuant to the above agreements, primarily with respect to the origination of the loans, the loan documents and the existence of valid liens and insurance policies. Any violation of these representations and warranties or, with respect to certain of the agreements, the existence of certain deficiencies in the loans during a specified period may result in the Bank being required to repurchase the affected loans that were sold. As of June 30, 1997, the Bank has not been required to repurchase any of the loans it has sold. The above agreements may be terminated by either party at any time with respect to future loan commitments, with varying amounts of termination notice required.

         To supplement its loan originations, the Bank has entered into third party origination agreements with a number of mortgage banking companies and financial institutions. Pursuant to such agreements, the third party originators sell loans, together with the servicing thereof, to the Bank on a loan-by-loan basis. The Bank is under no obligation to purchase any of such loans, and the Bank agrees to purchase specific loans only after it has determined that the loan meets its underwriting standards and the standards of the secondary market. The third party originator makes certain representations and warranties regarding the loans it sells to the Bank. If there is a violation of the representations and warranties, the Bank may require the third party originator to repurchase the affected loans. The above agreements may be terminated by either party at any time with respect to future loan commitments. Pursuant to the third party origination agreements, the Bank purchased $21.9 million of loans in the year ended June 30, 1997. Of the loans purchased in fiscal 1997, $5.6 million consisted of fixed-rate, one- to four-family residential loans, $2.0 million consisted of mortgage loans which provide for periodic interest rate adjustments ("ARMs"), $.9 million consisted of balloon mortgages and $13.4 million consisted of construction loans, part of which were included in loans in process at June 30, 1997. Other than the construction loans, most of the loans purchased by the Bank were either sold or are held for sale.

         The Bank sold $32.9 million, $45.8 million and $14.4 million of loans in fiscal 1997, fiscal 1996 and fiscal 1995, respectively, representing 42.5%, 66.2% and 46.2%, respectively, of total loans originated and purchased in such periods. Loan originations and purchases were at record levels in fiscal 1997, as greater emphasis was placed on originating residential construction, home equity, commercial and consumer loans for portfolio instead of concentrating primarily on residential mortgage banking activities. Total loan originations and purchases were $77.4 million in fiscal 1997 compared to $69.2 million and $31.2 million in fiscal 1996 and 1995, respectively.

         At June 30, 1997, Bank West was servicing $27.0 million of loans for others.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated, including in each case loans held for sale.

                                                                               Year Ended June 30,
                                                      -------------------------------------------------------------
                                                               1997                    1996                    1995
                                                      --------------------     -------------------     ------------------
                                                                                 (In Thousands)
Loan originations:
  One- to four-family residential:
    Adjustable-rate                                          $ 9,290                  $ 6,201               $ 3,126
    Fixed-rate                                                14,890                   26,524                 5,328
  Construction:
    Adjustable-rate                                           14,758                    7,693                 5,470
    Fixed-rate                                                 1,470                    4,078                 2,981
  Commercial mortgages                                         2,002                    1,212                    --
  Consumer loans                                               1,006                      768                    30
  Home equity loans                                            5,565                    1,039                 1,466
  Second mortgages                                             4,194                    1,645                   695
  Commercial non-mortgage                                      2,315                    1,139                    --
                                                             -------                  -------               -------
      Total loan originations                                 55,490                   50,299                19,096
Loans purchased:
  One- to four-family residential                             21,892                   18,919                12,069
                                                             -------                  -------               -------
    Total loans originated
      and purchased                                           77,382                   69,218                31,165
                                                             -------                  -------               -------

Sales and loan principal repayments:
  Loans sold                                                  32,915                   45,798                14,383
  Loan principal repayments                                   29,416                   18,420                11,364
                                                             -------                  -------               -------
    Total loans sold and
      principal repayments                                    62,331                   64,218                25,747
                                                             -------                  -------               -------
Increase (decrease) due to other
  items, net (1)                                                 742                   (5,099)                 (821)
                                                             -------                  -------               -------
Net increase (decrease) in
  loan portfolio, net                                        $15,793                  $   (99)              $  4,597
                                                             =======                  =======               ========

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

         Certain institutions can make real estate loans that do not conform with the established LTV ratio limits up to 100% of the institution's total capital. Within this aggregate limit, total loans for all commercial, agricultural, multi-family and other non-one- to-four family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are exempt from the LTV ratios (e.g., those guaranteed by a government agency, loans to facilitate the sale of real estate owned, loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds, etc.).

         Bank West is in compliance with the above standards.

         Although federal laws and regulations permit federal savings institutions, such as Bank West, to originate and purchase loans secured by real estate located throughout the United States, Bank West's present lending is primarily done within western Michigan. Subject to Bank West's loans-to-one borrower limitation, Bank West is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. Bank West may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of Bank West's total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, Bank West may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At June 30, 1997, Bank West was well within each of the above lending limits.

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

         Loans on Existing Residential Properties. The primary real estate lending activity of Bank West is the origination of loans secured by first mortgage liens on one- to four-family residences. At June 30, 1997, $83.1 million or 68.6% of Bank West's total loan portfolio, including loans held for sale but before net items, consisted of one- to four-family residential loans.

         The loan-to-value ratio, maturity and other provisions of the loans made by Bank West generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Bank West. Bank West's lending policies on one- to four-family residential mortgage loans generally limit the maximum loan-to-value ratio to 97% of the lesser of the appraised value or purchase price of the property, and generally one- to four-family residential loans in excess of an 80% loan-to-value ratio require private mortgage insurance. Prior to November 1992, the Bank had required a minimum 25% down payment with respect to such loans. For 95% loans, the borrower's down payment must come from the borrower's own funds and cannot be in the form of a gift. A borrower's total debt to income ratio generally may not exceed 41%.

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

         Various legislative and regulatory changes have given Bank West the authority to originate and purchase ARMs, subject to certain limitations. At June 30, 1997, one- to four-family residential ARMs represented $49.7 million or 41.1% of the total loan portfolio, including loans held for sale.

         Bank West's one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. These loans have interest rates which are scheduled to adjust annually in accordance with a designated index (which, at present, is the one-year Treasury security index, plus a range from 2.75% to 2.875%). Bank West currently offers a one-year adjustable mortgage with a 2% cap on the rate adjustment per period and a 6% cap rate adjustment over the life of the loan. The adjustable-rate loans in Bank West's loan portfolio are not convertible by their terms into fixed-rate loans, may be assumable and do not produce negative amortization. Bank West also offers 3, 5 and 7 year balloon mortgages. During the past fiscal year, the Bank experienced a higher dollar amount of ARM prepayments and refinancings than anticipated. As a result, in fiscal 1997 the Bank instituted a 1% prepayment penalty on newly originated or purchased ARMs for portfolio. ARM loans originated or purchased for sale do not contain such prepayment penalties.

         The demand for adjustable-rate loans in Bank West's primary market area has been a function of several factors, including the level of interest rates, and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. Due to the generally lower rates of interest prevailing in recent periods, the market demand for adjustable-rate loans has decreased as consumer preference for fixed-rate loans has increased. Nevertheless, ARMs have represented a substantial portion of residential mortgage loan originations for Bank West. For fiscal 1997, ARMs represented 38.4% of total one- to four-family residential loan originations, compared to 18.9% and 37.0% for fiscal 1996 and 1995, respectively.

         Construction Loans. Construction loans represent loans to individuals who have a contract with a builder for the construction of their residence as well as loans to builders of residential real estate property. This type of lending has significantly increased in recent years and represents the second most significant type of loan for the Bank. At the end of fiscal 1997, 1996 and 1995, construction loans amounted to $21.5 million, $14.1 million and $6.1 million, respectively, or 17.8%, 13.3% and 6.1% of the total loan portfolio (including loans held for sale), respectively. The Bank purchased $13.4 million of construction loans in fiscal 1997, a portion of which were included in loans in process at June 30, 1997. The Bank expects additional growth in its construction loan portfolio in fiscal 1998.

         Construction loans extended pursuant to a builder's line of credit are for up to the Bank's regulatory lending limit at the prime rate plus a specified percentage. A first mortgage on each home constructed is given as collateral. Interest payments only are due for six months, after which the balance extended is due. The Board of Directors has adopted a policy limiting builder's lines of credit to four mortgages outstanding at any one time, for an aggregate balance not to exceed the Bank's regulatory lending limit. Loans to builders under a line of credit are limited to 75% of appraised value. The maximum term for any loan pursuant to a builder's line of credit is one year. Pursuant to Bank West's Construction Loan Policy, construction loans to individuals are limited to 95% of the appraised value, or purchase price, whichever is less, of the security property. Construction loans are offered with both fixed and adjustable interest rates. Appropriate documentation related to the construction process must be submitted by applicants for construction loans.

         Bank West has also adopted a policy for "spec loans" to builders for construction of homes not under sales contract. For these loans, the permissible LTV limit is 75%. A maximum of two "spec loans" is permitted to any one builder to be outstanding at one time, unless an exception is made based upon the financial stability of the builder.

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

         Home Equity Lines of Credit. Bank West established a Home Equity Credit Line Program in November 1993 to further develop its second mortgage lending. The lines of credit are secured by one- to four-family residences and are available for any purpose. Loans are offered at the prime rate plus a range from 1% to 1.5%. The minimum credit line is $1,000, and the maximum line of credit is equal to (a) either 95% of the property's appraised value or two times its assessed valuation, minus (b) any existing indebtedness secured by the property. The term of the line of credit is seven years, with a minimum monthly payment of the greater of 1% of the unpaid balance, $100 or the interest due on the line of credit. At June 30, 1997, $6.4 million or 5.2% of the Bank's total loan portfolio, including loans held for sale but before net items, consisted of home equity loans. In addition, the Bank had unused commitments of $5.0 million of home equity lines of credit at June 30, 1997. The Bank expects additional growth in its home equity lines of credit in fiscal 1998.

         Second Mortgages. At June 30, 1997, $4.3 million or 3.5% of the Bank's total loan portfolio, including loans held for sale but before net items, consisted of second mortgages. The second mortgages are secured by one- to four-family residences, are for a fixed amount and a fixed term, and are made to individuals for a variety of purposes. Because the home equity lines of credit offer greater flexibility to the borrower, it is anticipated that the lines of credit will continue to be more popular than the second mortgages. However, the Bank expects additional growth in its second mortgage loan portfolio in fiscal 1998.

         Other Lending. Bank West's commercial mortgage and commercial non-mortgage loans amounted to $2.8 million and $2.0 million, respectively, representing 2.3% and 1.7% of the total loan portfolio, including loans held for sale but before net items at June 30, 1997. At June 30, 1997, Bank West's consumer loan portfolio amounted to $1.1 million or .9% of the total loan portfolio, including loans held for sale but before net items. The Bank expects additional growth in its commercial and consumer loan portfolio during fiscal 1998.

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

         Loan origination fees or "points" are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. Bank West's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized against interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At June 30, 1997, Bank West had approximately $30,000 of net loan costs which had been deferred and are being recognized as income over the lives of the related loans.

Asset Quality

         Delinquent Loans. The following table sets forth information concerning delinquent loans at June 30, 1997, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                             June 30, 1997
                                    -------------------------------------------------------------------------------------------
                                              30-59                                                        90 or More Days
                                            Days Overdue                  60-89 Days Overdue                    Overdue
                                    --------------------------         ------------------------        ------------------------
                                                         Percent                          Percent                         Percent
                                                        of Total                         of Total                        of Total
                                        Amount            Loans           Amount           Loans          Amount           Loans
                                    -----------      -------------     -----------     -----------     -----------     -----------
                                                                         (Dollars in Thousands)
One- to four-family
  residential real estate
  loans                              $  1,560            1.29%            $  63           .05%             $417           .34%
Second mortgages                           18             .01                 7           .01                --            --
Consumer loans                             29             .02                --            --                --            --

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

         If foreclosure is effected, the property is sold at a sheriff's sale. If Bank West is the successful bidder, the acquired real estate property is then included in Bank West's "real estate owned" account until it is sold. Under Michigan law, there is generally a six-month redemption period with respect to one- to four- family residential properties during which the borrower has the right to repurchase the property. Bank West is permitted under federal regulations to finance sales of real estate owned by "loans to facilitate" which may involve more favorable interest rates and terms than generally would be granted under Bank West's underwriting guidelines. At June 30, 1997 and at the end of each of the prior four fiscal years, Bank West had no loans to facilitate.

         All loans are reviewed on a regular basis under the Bank's asset classification policy. Loans are placed on a non-accrual status when the loan becomes 90 days delinquent, in which case the accrual of interest is discontinued. At June 30, 1997, the Bank had $417,000 of loans on non-accrual status.

         The   following   table  sets  forth  the  amounts  of  the   Company's
nonperforming assets at the dates indicated, all of which consisted of non-accruing, one- to four-family residential loans 90 days or more delinquent. At such dates, there were no troubled debt restructurings.

                                                                                     June 30,
                                                  ----------------------------------------------------------------------------
                                                      1997             1996             1995            1994            1993
                                                  ------------     ------------     ------------     ----------      ----------
                                                                              (Dollars in Thousands)
Total nonperforming assets:
  Non-accruing loans 90 days
   or more delinquent                                $417              $43             $145             $35           $281
  Real estate owned                                    20              --                --              --             --
                                                     ----              ---             ----             ---           ----
    Total                                            $437              $43             $145             $35           $281
                                                     ====              ===             ====             ===           ====
Total nonperforming loans as
  a percentage of loans, net                          .39%            .04%             .15%            .04%           .36%
                                                     ====              ===             ====             ===           ====
Total nonperforming assets as
  a percentage of total assets                        .28%             .03%             .10%            .03%           .29%
                                                     ====              ===             ====             ===           ====

         The $437,000 of nonperforming assets at June 30, 1997 consisted of three spec construction loans and two one- to four-family residential loans. The increase in nonperforming assets at June 30, 1997 was attributable to construction mortgage loans with two home builders. However, due to the Bank's low loan-to-value ratio required for each of these loans, no portion of the allowance for loan losses was allocated to these loans or to any other specific loan.

         The Bank's total classified assets at June 30, 1997 amounted to $500,000, of which $63,000 was classified as special mention and $437,000 was classified as substandard.

         At June 30, 1997, management was not aware of any additional loans with possible credit problems which caused it to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which in management's view may result in the future inclusion of such items in the non-performing asset categories.

         Allowance for Loan Losses. At June 30, 1997, Bank West's allowance for loan losses amounted to $226,000 or .19% of the total loan portfolio, including loans held for sale. Bank West's loan portfolio consists primarily of one- to four-family residential loans and, to a lesser extent, construction loans, home equity lines of credit, second mortgage loans, nonresidential loans and consumer loans. The Bank believes that there are no material elements of risk in its loan portfolio, and total nonperforming assets have remained at low levels. The classification of assets policy is reviewed quarterly by the Board of Directors. The loan loss allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

         At June 30, 1997, none of the $226,000 allowance for loan losses was allocated to any specific loan or loan category. The Bank presently does not expect any net charge-offs in fiscal 1998.

         The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                  At or For the                                    At or For the
                                                               Year Ended June 30,                                  Nine Months
                                    ------------------------------------------------------------------------      Ended June 30,
                                          1997                1996               1995               1994               1993
                                    ---------------     --------------     --------------      -------------     -----------------
                                                                        (Dollars in Thousands)
Total loans outstanding(1)           $121,126              $106,075            $101,075          $95,656             $84,224
                                     ========               =======            ========          =======             =======

Allowance for loan losses,
  beginning of period                $    166               $   108            $     88          $    63             $    50
Provision for loan losses                  60                    60                  20               25                  13
Charge-offs                                --                     2                  --               --                  --
                                     --------               -------            --------          -------             -------
Allowance for loan losses,
  end of period                      $    226               $   166            $    108          $    88             $    63
                                     ========               =======            ========          =======             =======

Allowance for loan losses
  as a percent of total loans
  outstanding                             .19%                  .16%                .11%             .09%                .07%
                                     ========               =======            ========          =======             =======
One- to four-family residential
  loans as a percent of total
  loans outstanding
                                         68.6%                 80.2%               91.7%            91.1%               91.5%
                                     ========               =======            ========          =======             =======

---------------------------

(1)      Includes loans held for sale.

Mortgage-Backed Securities

         The Company has invested in a portfolio of mortgage-backed securities and related securities. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of one- to four-family or multi-family residential mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. The Company's mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). FNMA and FHLMC are public corporations chartered by the U.S. government. These institutions guarantee the timely payment of interest and the ultimate return of principal. FNMA and FHLMC mortgage-backed securities are not backed by the full faith and credit of the United States, but because FNMA and FHLMC are U.S. government sponsored enterprises, these securities are considered high quality investments with minimal credit risks.

         During fiscal 1997, 1996 and 1995, the Company purchased $15.7 million, $13.7 million and $1.8 million, respectively, of adjustable-rate collateralized mortgage obligations ("CMOs"). The CMOs are not classified as "high-risk mortgage securities" under OTS Thrift Bulletin 52 ("TB 52"). CMOs are a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules with each such class possessing different risk characteristics. The CMOs reprice monthly based on either the prime rate index or the London Interbank Offered Rate ("LIBOR") index.

         At June 30, 1997, the Company's mortgage-backed securities classified as available for sale had a market value of $1.6 million (gross of $2,800 in unrealized gains), while CMOs classified as available for sale had a market value of $21.0 million (gross of $38,000 in unrealized gains). During fiscal 1996, mortgage-backed securities and CMOs with a carrying value and fair value of $14.5 million were transferred from held to maturity to available for sale to provide the Company with greater flexibility in managing its liquidity and interest rate risk. The book value and market value of CMOs classified as held to maturity at June 30, 1997 totalled $3.0 million. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," mortgage-backed and related securities classified as available for sale are reported at fair value and mortgage-backed and related securities classified as held for investment are reported at amortized cost. For additional information relating to the Company's mortgage-backed and related securities held to maturity or available for sale, see Note 3 to the Consolidated Financial Statements in the 1997 Annual Report to Stockholders, filed as Exhibit 13.1 hereto (the "1997 Annual Report").

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

         The following table sets forth the composition of the Company's mortgage-backed securities portfolio at each of the dates indicated.

                                                                              June 30,
                                                     -------------------------------------------------------
                                                           1997                1996                1995
                                                     ----------------      -------------     ---------------
                                                                           (In Thousands)
Mortgage-backed securities:
  FHLMC                                                 $ 1,583              $ 2,308             $14,100
  Collateralized mortgage obligations                    23,995               15,034               4,255
                                                        -------              -------             -------
    Total mortgage-backed securities                    $25,578              $17,342             $18,355
                                                        =======              =======             =======

         Information regarding the contractual maturities and weighted average yield of the Company's mortgage-backed securities portfolio at June 30, 1997 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

                                                                Amounts at June 30, 1997 Which Mature In
                                    ------------------------------------------------------------------------------------------------
                                                                               After Five
                                     One Year           After One to               to                Over 10
                                      or Less            Five Years             10 Years              Years                Total
                                    -----------      -----------------     ----------------     ---------------      ---------------
                                                                         (Dollars in Thousands)
Mortgage-backed
 securities                             $  --                 $  74               $   --              $ 1,509              $ 1,583
Collateralized mortgage
  obligations                              --                    --                   --               23,995               23,995
                                        -----                 -----               ------              -------              -------
     Total                              $  --                 $  74               $   --              $25,504              $25,578
                                        =====                 =====               ======              =======              =======
Weighted average yield                     --%                 7.75%                  --%               7.08%                7.09%
                                        =====                 =====               ======              ======               ======

         The  following  table sets  forth the  purchases,  sales and  principal
repayments  of  the  Company  mortgage-backed   securities  during  the  periods
indicated.

                                                                                At or For the
                                                                             Year Ended June 30,
                                                   ----------------------------------------------------------------------
                                                             1997                      1996                   1995
                                                   ------------------------      -----------------     ------------------
                                                                            (Dollars In Thousands)
Mortgage-backed securities
 and CMOs at beginning of period                             $ 17,342                $ 18,355                $  3,440
Purchases                                                      15,729                  14,721                  15,309
Repayments                                                       (545)                 (2,970)                   (439)
Sales                                                          (7,247)                (12,485)                   --
Gain on sales                                                      12                      17                    --
Amortization of premiums, net                                     (11)                    (90)                     (5)
Change in unrealized loss on
  securities available for sale                                   298                    (206)                     50
                                                             --------                --------                --------
Mortgage-backed securities
  and CMOs at end of period                                  $ 25,578                $ 17,342                $ 18,355
                                                             ========                ========                ========
Weighted average yield at
  end of period                                                  7.09%                   6.52%                   7.21%
                                                             ========                ========                ========

Securities

         The investment policy of the Company, which is established by the Investment Committee and approved by the Board of Directors, is designed primarily to provide a portfolio of high quality, diversified instruments while seeking to optimize net interest income within acceptable limits of interest rate risk, credit risk and liquidity. Bank West is required to maintain certain liquidity ratios and does so by investing in securities that qualify as liquid assets under OTS regulations. See "Regulation - The Bank - Liquidity Requirements" for a description of such regulations. Such securities include certain federal agency obligations.

         Securities (excluding FHLB stock, mortgage-backed securities and CMO's) totalled $4.0 million or 2.6% of total assets at June 30, 1997. Such securities consist of U.S. government agency securities. The aggregate market value of such securities was $4.0 million at June 30, 1997. At June 30, 1997, approximately $3.0 million of the securities are classified as available for sale, with the remaining $1.0 million classified as held to maturity.

         The Company began trading equity securities in fiscal 1996. The trading portfolio consists of equity securities of various financial institutions. Trading activities are conducted at the holding company level only. Although to date the Company's equity trading strategy has been successful, there is no guarantee that future results will equal the past fiscal year's performance. The unrealized gain recognized on securities classified as trading was $131,000 at June 30, 1997. The market value of the Company's trading securities portfolio was $2.9 million at June 30, 1997.

         The following table sets forth certain information relating to the Company's securities portfolio (excluding mortgage-backed securities and CMOs) at the dates indicated.

                                                                         June 30,
                                     ---------------------------------------------------------------------------------
                                               1997                        1996                        1995
                                     -----------------------     -------------------------    ------------------------
                                     Carrying       Market       Carrying        Market       Carrying        Market
                                       Value         Value         Value          Value        Value          Value
                                     ----------    ---------     ----------     ----------    ---------     ----------
                                                                      (In Thousands)
U.S. Government agency securities       $3,999       $3,979         $6,949         $6,951       $ 8,537         $8,525
Corporate bonds                             --           --            493            493         1,869          1,869
Municipal bonds                             --           --             --             --         1,000          1,003
FHLB stock                               1,550        1,550          1,475          1,475         1,475          1,475
                                        ------       ------         ------         ------       -------        -------
  Total                                 $5,549       $5,529         $8,917         $8,919       $12,881        $12,872
                                        ======       ======         ======         ======       =======        =======

         The following table sets forth the amount of securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1997.

                                                                Amounts at June 30, 1997 Which Mature In
                                    ---------------------------------------------------------------------------------------------
                                                                         Over One                         Over Five
                                                       Weighted            Year           Weighted          Years        Weighted
                                      One Year          Average          Through          Average          Through        Average
                                       or Less           Yield          Five Years         Yield          Ten Years        Yield
                                    ----------      -------------     ------------     ------------     -----------     ---------
                                                                         (Dollars in Thousands)
Bonds and other debt securities:
  U.S. Government and
    federal agencies                  $ 1,001            6.05%           $2,977            6.43%           $  --            --%
Equity securities:
  FHLB stock(1)                         1,550            7.85                --              --               --            --

---------------------------

(1) As a member of the FHLB of Indianapolis, Bank West is required to maintain its investment in FHLB stock, which has no stated maturity.

         At June 30, 1997, the Company did not have securities in any one issuer which exceeded more than 10% of the Company's stockholders' equity.

Interest-Bearing Deposits

         At June 30, 1997, the Company had interest-bearing deposits at financial institutions of $2.0 million, as compared to $5.1 million and $4.2 million at June 30, 1996 and 1995, respectively. The $3.1 million decrease in interest-bearing deposits from June 30, 1996 to June 30, 1997 is due to excess liquidity being utilized to fund loan originations.

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

         Deposits. Bank West's deposits are attracted principally from within Bank West's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $8.9 million or 8.7% of total deposits at June 30, 1997. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         The following table sets forth information regarding the types of accounts offered by Bank West at June 30, 1997.

           Type of Account                      Minimum Opening Deposit                   Interest Rate
------------------------------------     ------------------------------------     --------------------------
Regular NOW accounts                                   $  300                               2.50%
Gold NOW accounts(1)                                      500                               2.50 - 4.00
Passbook accounts                                         100                               2.00
Basic statement savings                                   100                               2.75
Tiered statement savings(1)                             2,500                               3.45 - 4.41
Certificates of deposit(2):
  3 to 5 months                                           500                               4.67
  6 to 11 months                                          500                               5.09
  12 to 23 months                                         500                               5.39
  24 to 35 months                                         500                               5.63
  36 to 47 months                                         500                               5.87
  48 to 59 months                                         500                               6.01
  60 months or more                                       500                               6.35

---------------
(1)      Represents a tiered account.

(2)      Excludes special certificate of deposit promotions.


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

                                                                                         June 30,
                                                        -----------------------------------------------------------------------
                                                                  1997                     1996                    1995
                                                        ---------------------      -------------------      -------------------
                                                         Amount           %         Amount        %          Amount         %
                                                        --------        -----      --------     -----       --------      -----
                                                                                  (Dollars in Thousands)
Certificate accounts:
  2.00% - 3.99%                                         $   --             --%     $   --          --%     $    188          .2%
  4.00% - 5.99%                                           45,409         44.2       51,043       56.1        23,157        27.2
  6.00% - 7.99%                                           32,230         31.3       17,351       19.1        40,535        47.6
  8.00% - 9.99%                                               21           --           21         --            35          --
                                                        --------        -----      --------     -----       --------      -----
    Total certificate accounts                            77,660         75.5       68,415       75.2         63,915       75.0
                                                        --------        -----      --------     -----       --------      -----
Transaction accounts:
  Passbook and statement savings                          17,388         16.9       16,572       18.2         17,135       20.1
  Money market accounts                                      786           .8        1,031        1.1          2,118        2.5
  NOW and noninterest-bearing accounts                     7,028          6.8        5,010        5.5          2,012        2.4
                                                                        -----      --------     -----       --------      -----
    Total transaction accounts                            25,202         24.5       22,613       24.8         21,265       25.0
                                                        --------        -----      --------     -----       --------      -----
    Total deposits                                      $102,862        100.0%    $ 91,028      100.0%      $ 85,180      100.0%
                                                        ========        =====     ========      =====       ========      =====

         The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                                           Year Ended June 30,
                                        ---------------------------------------------------------------------------------------
                                                    1997                           1996                          1995
                                        -------------------------       ------------------------      -------------------------
                                                          Average                       Average                        Average
                                          Average          Rate          Average          Rate          Average          Rate
                                          Balance          Paid          Balance          Paid          Balance          Paid
                                        ----------     ----------      ---------     -----------      ----------     ----------
                                                                         (Dollars in Thousands)
Passbook and statement
  savings accounts                        $17,247         3.61%         $16,930         3.64%         $17,700         3.42%
Money market accounts
  and NOW accounts                          6,260         1.69            4,711         2.21            4,511         3.59
Certificates of deposit                    73,465         5.71           66,532         5.84           64,968         5.08
                                          -------         ----          -------         ----          -------         ----
    Total                                 $96,972         5.08%         $88,173         5.22%         $87,179         4.66%
                                          =======         ====          =======         ====          =======         ====

         The following table sets forth the savings flows of Bank West during the periods indicated.

                                                                          Year Ended June 30,
                                             --------------------------------------------------------------------
                                                     1997                       1996                     1995
                                             ----------------------      -------------------     ----------------
                                                                            (In Thousands)
Increase (decrease) before
   interest credited(1)                             $ 6,945                   $1,234                   $(8,778)
Interest credited                                     4,889                    4,614                      3,998
                                                    -------                   ------                   -------
  Net increase (decrease)
    in deposits                                     $11,834                   $5,848                   $(4,780)
                                                     ======                    =====                    =======

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

         During fiscal 1995, total deposits decreased primarily due to customers utilizing existing deposits to purchase the Company's common stock in the initial public offering.

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

         The  following   table  sets  forth  the   maturities  of  Bank  West's
certificates of deposit having principal amounts of $100,000 or more at June 30, 1997.

Quarter Ending:                                             Amounts
---------------                                             -------
                                                         (In Thousands)
September 30, 1997                                          $ 1,636
December 31, 1997                                             2,140
March 31, 1998                                                2,211
June 30, 1998                                                 2,115
After June 30, 1998                                           3,610
                                                            -------
  Total certificates of deposit with
    balances of $100,000 or more                            $11,712
                                                            =======

         Borrowings. Bank West may obtain advances from the FHLB of Indianapolis based upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, investment securities and mortgage-backed securities, provided certain standards related to credit worthiness have been met. See "Regulation - The Bank - Federal Home Loan Bank System." Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At June 30, 1997, Bank West had $18 million of short-term advances from the FHLB of Indianapolis, $4 million of which mature in the quarter ended September 30, 1997, and $11 million of long-term variable-rate borrowings which have maturities between fiscal 1999 and 2002. See Note 8 to the Consolidated Financial Statements in the 1997 Annual Report for additional information. During fiscal 1997, the Bank utilized $10 million in additional short-term variable-rate FHLB borrowings to fund loan growth and to purchase adjustable-rate CMOs. During fiscal 1996, the Bank reduced short-term advances by $1.4 million and long-term advances by $4.5 million with excess liquidity generated from deposit growth. In fiscal 1995, the Bank utilized $14.5 million of the long-term borrowings to purchase adjustable-rate mortgage-backed securities (including collateralized mortgage obligations). This strategy was implemented to earn a positive spread during both an increasing or decreasing interest rate environment and to supplement the decline in adjustable-rate loan volume.

         The following table sets forth certain information regarding short-term borrowings at or for the dates indicated:

                                                                At or for the Year Ended June 30,
                                               ------------------------------------------------------------
                                                     1997                   1996                   1995
                                               -------------------     ----------------     ---------------
                                                                    (Dollars in Thousands)
  Average balance outstanding                       $11,433              $7,361                   $ 9,109
  Maximum amount outstanding
    at any month-end during
    the period                                      $18,000              $9,074                   $12,438
  Balance outstanding at end
    of period                                       $18,000              $6,000                   $ 7,422
  Average interest rate
    during the period                                 5.42%               5.95%                     5.49%
  Weighted average interest rate
    at end of period                                  5.85%               5.52%                     6.39%

Subsidiaries

         OTS regulations permit the Bank to invest up to 2% of its assets in the capital stock of, and secured and unsecured loans to, subsidiary service corporations, and an additional 1% of its assets when the additional funds are utilized for community or inner-city purposes. In addition, federally-chartered savings institutions which are in compliance with their minimum regulatory capital requirements also may make conforming loans to service corporations in which the institution owns or holds more than 10% of the capital stock or to joint ventures of such service corporations in an aggregate amount of up to 50% of the institutions' regulatory capital. OTS regulations also limit the aggregate amount of direct investments, including loans, by a SAIF-insured institution in real estate, service corporations, operating subsidiaries and equity securities as defined therein. At June 30, 1997, the Bank had one wholly owned subsidiary which is inactive.

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

Employees

         Bank West and its subsidiaries had 53 full-time employees and 8 part-time employees at June 30, 1997. None of these employees is represented by a collective bargaining agent, and Bank West believes that it enjoys good relations with its personnel.


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

         Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and OTS regulations. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, such provisions (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by such provisions, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At June 30, 1997, Bank West was in compliance with the above restrictions.

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

         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. The FDICIA provided for, among other things, the recapitalization of the BIF; the authorization of the FDIC to make emergency special assessments under certain circumstances against BIF members and members of the SAIF; the establishment of risk-based deposit insurance premiums; and improved examinations and reporting requirements. The FDICIA also provided for enhanced federal supervision of depository institutions based on, among other things, an institution's capital level. See " Prompt Corrective Action."

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

         Under current FDIC regulations, SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized"--which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging prior to September 30, 1996 from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for Bank West for the two semi-annual periods in each of calendar 1994, calendar 1995 and calendar 1996 were .23% (per annum) of insured deposits.

         The deposits of the Bank are currently insured by the SAIF. Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved a fully funded status, and therefore as discussed below, in fiscal 1996 the FDIC substantially reduced the average deposit insurance premium paid by BIF-insured banks to a level approximately 75% below the average premium then paid by savings institutions.

         On November 14, 1995, the FDIC approved a final rule regarding deposit insurance premiums. The final rule reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their then current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the semiannual premium assessment beginning January 1, 1996.

         On September 30, 1996, President Clinton signed into law legislation which eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation required all SAIF member institutions to pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

         Implementing FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was accrued as an expense on September 30, 1996. The Bank's one-time special assessment amounted to $551,000. Net of related tax benefits, the one-time special assessment amounted to $364,000 or $0.21 per share. The payment of the special assessment had the effect of immediately reducing the Bank's capital by such amount. However, management does not believe that this one-time special assessment had a material adverse effect on the Company's consolidated financial condition.

         In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 to 27 basis points in order to include assessments paid to the Financing Corporation ("FICO"). From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the FICO, while BIF member institutions will pay approximately 1.3 basis points.

         The Bank's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1997. Based on the Bank's $102.9 million of assessable deposits at June 30, 1997, the premium reduction should result in a pre-tax cost savings of approximately $171,000 per year for the Bank.

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

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. Bank West had no goodwill or other intangible assets at June 30, 1997 which are required to be considered in computing regulatory capital. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Bank West's regulatory capital.

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

         At June 30, 1997, Bank West exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 12.2%, 12.2% and 23.4%, respectively. The following table sets forth Bank West's compliance with each of the above-described capital requirements as of June 30, 1997.

                                                           Tangible               Core              Risk-Based
                                                            Capital             Capital(1)          Capital (2)
                                                            -------             ----------          -----------
                                                                           (Dollars in Thousands)
Capital under GAAP                                         $ 18,452              $ 18,452                18,452

Additional capital items:

 Unrealized (gain) loss on securities available
   securities available for sale, net of taxes                  (12)                  (12)                  (12)

  General valuation allowances(3)                              --                    --                     226
                                                           --------              --------              --------

Regulatory capital                                           18,440                18,440                18,666

Minimum required regulatory capital(4)                        2,272                 4,544                 6,390
                                                           --------              --------              --------

Excess regulatory capital                                  $ 16,168              $ 13,896              $ 12,276
                                                           ========              ========              ========

Regulatory capital as a percentage                            12.20%                12.20%                23.40%

Minimum capital required as a
   percentage(4)                                               1.50%                 3.00%                 8.00%
                                                           --------              --------              --------

Regulatory capital as a percentage
 in excess of requirements                                    10.70%                 9.20%                15.40%
                                                           ========              ========              ========

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

(4) Tangible and core capital are computed as a percentage of adjusted total assets of $151.5 million. Risk-based capital is computed as a percentage of adjusted risk- weighted assets of $79.9 million.

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

         Prompt Corrective Action. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk- based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

         At June 30, 1997, Bank West was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

         Safety and Soundness. On November 18, 1993, a joint notice of proposed rulemaking was issued by the OTS, the FDIC, the Office of the Comptroller of the Currency and the FRB (collectively, the "agencies") concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit system, (c) loan documentation, (d) credit underwriting, (e) interest rate risk exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the proposed asset quality and earnings standards, Bank West would be required to maintain (1) a maximum ratio of classified assets (assets classified substandard, doubtful and to the extent that related losses have not been recognized, assets classified loss) to total capital of 1.0, and (2) minimum earnings sufficient to absorb losses without impairing capital. The last ratio concerning market value to book value was determined by the agencies not to be feasible. Finally, the proposed compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. Legislation enacted in 1994: (1) authorizes the agencies to establish safety and soundness standards by regulation or guideline for all insured depository institutions; (2) gives the agencies greater flexibility in prescribing asset quality and earnings standards by eliminating the requirement that agencies establish quantitative standards; and (3) eliminates the requirement that the standards referenced above apply to depository institution holding companies. The agencies have published a final rule and interagency guidelines ("Guidelines"), which were effective August 9, 1995, as well as asset quality and earning standards which were added to the Guidelines effective October 1, 1996.

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

         Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5%. At June 30, 1997, Bank West's liquidity ratio was 9.0%.

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

         Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's tangible, core or risk-based capital ratio exceeds its tangible, core or risk-based capital requirement. Failure to meet minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. See "Regulatory Capital Requirements."

         In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 institution deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 institution as a result of such a determination. At June 30, 1997, Bank West was a Tier 1 institution for purposes of this regulation.

         On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined above under "-Prompt Corrective Action." Because the Bank is a subsidiary of a holding company, the proposal would require the Bank to provide notice to the OTS of its intent to make a capital distribution. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

         Loans to One Borrower. The permissible amount of loans-to-one borrower now generally follows the national bank standard for all loans made by savings institutions. The national bank standard generally does not permit loans-to-one borrower to exceed the greater of $500,000 or 15% of unimpaired capital and surplus. At June 30, 1997, the 15% limit for the Bank was $2.8 million, and the Bank did not have any loans to one borrower in excess of such amount. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable collateral.

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

         Qualified Thrift Lender Test. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code") or meeting the second prong of the QTL test set forth in Section 10(m) of the HOLA. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any new advances from its FHLB, other than special liquidity advances with the approval of the OTS; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

         Currently, the prong of the QTL test that is not based on the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Indianapolis; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1997, the qualified thrift investments of Bank West were approximately 83.7% of its portfolio assets.

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

         The Omnibus Reconciliation Act of 1993 added a new Section 475 to the Code, which provides that certain financial institutions must recognize gain or loss annually with regard to any securities held by them as inventory for resale. Gain and loss is not required to be recognized with regard to securities which are intended to be held until their maturity. Because all of the Bank's investment securities and mortgage-backed securities are classified as held to maturity, Section 475 of the Code does not have a material impact on the financial statements of the Bank.

         Federal Home Loan Bank System. Bank West is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The FHLB advances are collateralized by a blanket collateral loan agreement under which the Bank must maintain minimum eligible collateral of 160% of the outstanding advances. Under this agreement, the limit on the Bank's FHLB advances was $69.2 million at June 30, 1997. At June 30, 1997, the Bank had $29.0 million of FHLB advances. See Note 8 to the Consolidated Financial Statements in the 1997 Annual Report.

         As a member, Bank West is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1997, Bank West had $1,550,000 in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. The dividend yield on the Bank's FHLB stock has decreased from 9.7% in fiscal 1993 to 8.1% in fiscal 1996 and 7.8% in fiscal 1997.

         Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of June 30, 1997, no reserves were required to be maintained on the first $4.4 million of transaction accounts, reserves of 3% were required to be maintained against the next $44.9 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.


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

         In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At June 30, 1996, the Bank's post-1987 excess reserves amounted to approximately $781,000. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the Bank meets certain residential lending requirements. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

         At June 30, 1997, the federal income tax reserves of Bank West included $3.4 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of Bank West in connection with the conversion of the Bank to stock form, the retained earnings of Bank West are substantially restricted.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At June 30, 1997, Bank West had no NOL carryforwards for federal income tax purposes.

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

         Bank West's federal income tax returns for the tax years ended June 30, 1994 forward are open under the statute of limitations and are subject to review by the IRS.

State Taxation

         The State of Michigan imposes a tax on intangible personal property in the amount of $0.20 per $1,000 of deposits of a savings bank or a savings and loan institution, less deposits owed to the federal or Michigan state governments, their agencies or certain other financial institutions. In 1996, the State of Michigan repealed this tax over a phase-out period beginning in calendar 1995 and ending in calendar 1998. For calendar years 1997, 1996 and 1995, the amount of the tax calculated pursuant to the above formula is reduced by 75%, 50% and 25%, respectively. The State of Michigan also imposes a "Single Business Tax," which is a value-added type of tax and is for the privilege of doing business in the State of Michigan. The major components of the Single Business Tax base are compensation, depreciation and federal taxable income, increased by NOLs, if any, utilized in arriving at federal taxable income, and decreased by the cost of acquisition of depreciable tangible assets during the year. The tax rate through September 30, 1994 was 2.35% of the Michigan adjusted tax base. Beginning October 1, 1994, the rate decreased to 2.30% of the Michigan adjusted tax base.

Item 2.  Properties.

         At June 30, 1997, Bank West conducted its business from its main office in Walker, Michigan and two branch offices in Grand Rapids, Michigan. The following table sets forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of Bank West at June 30, 1997.

                                                                                Net Book
                                                                                Value of                  Amount of
           Description/Address                    Leased/Owned                  Property                   Deposits
--------------------------------------      -----------------------     ----------------------     ----------------------
                                                                                               (In Thousands)
2185 Three Mile Road N.W.
Grand Rapids, MI  49544                               Owned                          $2,427                     $ 23,373

910 Bridge Street
Grand Rapids, MI  49504                               Owned                             562                       76,689

6740 Cascade Road S.E.
Grand Rapids, MI  49546                              Leased                             139                        2,800
                                                                                     ------                     --------
  Total                                                                              $3,128                     $102,862
                                                                                     ======                     ========

Item 3.  Legal Proceedings.

         The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The  information   required  herein,  to  the  extent  applicable,   is
incorporated by reference from page 44 of the Company's 1997 Annual Report.

Item 6.  Selected Financial Data.

         The information required herein is incorporated by reference from page 2 of the 1997 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required herein is incorporated by reference from pages 3 to 14 of the 1997 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         The information required herein is incorporated by reference from pages 15 to 42 of the 1997 Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.

         Not applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.

         The information required herein is incorporated by reference from pages 3 to 4, 7 and 11 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on October 29, 1997, which will be filed within 120 days of June 30, 1997 ("Definitive Proxy Statement").

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

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  Documents Filed as Part of this Report

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                  Report of Independent Auditors

                  Consolidated Balance Sheets as of June 30,
                    1997 and 1996

                  Consolidated Statements of Income for the Fiscal Periods Ended
                     June 30, 1997, 1996 and 1995

                  Consolidated Statements of Changes in Shareholders' Equity for
                     the Fiscal Periods Ended June 30, 1997, 1996 and 1995

                  Consolidated  Statements of Cash Flows for the Fiscal  Periods
                     ended June 30, 1997, 1996 and 1995

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

                                  Exhibit Index


 2.1*             Plan of Conversion
 3.1*             Articles of Incorporation of Bank West Financial Corporation
 3.2*             Bylaws of Bank West Financial Corporation
 4.1**            Stock Certificate of Bank West Financial Corporation
10.1*             Employee Stock Ownership Plan
10.2**            Employment Agreement among Bank West
                    Financial Corporation, Bank West, F.S.B. and Paul W. Sydloski dated March 30, 1995
10.3*             Form of Employment Security Agreement among
                    Bank West Financial Corporation, Bank West, F.S.B. and certain executive officers
10.4***           1995 Key Employee Stock Compensation Program
10.5***           1995 Directors' Stock Option Plan
10.6***           1995 Management Recognition Plan for Officers
10.7***           1995 Management Recognition Plan for Directors
13.1              1997 Annual Report to Stockholders
21.1              Subsidiaries of the Registrant - Reference is made to "Item 2.
                    Business" for the required information
23.1              Consent of Crowe Chizek and Company LLP
27.1              Financial Data Schedule


(*) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-87620) filed by the Company with the SEC on December 21, 1994, as subsequently amended.

(**) Incorporated herein by reference from the Company's Annual Report on Form 10-K filed by the Company with the SEC on September 28, 1995.

(***) Incorporated herein by reference from the Company's Annual Report on Form 10-K filed by the Company with the SEC on September 26, 1996.

         (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

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



                                      BANK WEST FINANCIAL CORPORATION



Date:  September 25, 1997             By:    /s/ Paul W. Sydloski
                                             --------------------
                                             Paul W. Sydloski
                                             President, Chief Executive Officer
                                               and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Paul W. Sydloski                                    September 25, 1997
-------------------------------
Paul W. Sydloski
President, Chief Executive
 Officer and Director


/s/ George A. Jackoboice                                September 25, 1997
------------------------------
George A. Jackoboice
Chairman of the Board and
 Director


/s/ Richard L. Bishop                                   September 25, 1997
------------------------------
Richard L. Bishop
Director


/s/ Thomas D. DeYoung                                   September 25, 1997
------------------------------
Thomas D. DeYoung
Director

/s/ Jacob Haisma                                        September 25, 1997
------------------------------
Jacob Haisma
Director


/s/ Carl A. Rossi                                       September 25, 1997
------------------------------
Carl A. Rossi
Director


/s/ Robert J. Stephan                                   September 25, 1997
------------------------------
Robert J. Stephan
Director


/s/ John H. Zwarensteyn                                 September 25, 1997
------------------------------
John H. Zwarensteyn
Director


/s/ Kevin A. Twardy                                     September 25, 1997
------------------------------
Kevin A. Twardy
Chief Financial Officer
 (also principal accounting
 officer)