Form 10-Q
period 1997-09-30
BANK WEST FINANCIAL CORP
filed 1997-11-12
CIK 934598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997


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


Shares of common stock, par value $.01 per share, outstanding as of November 14, 1997: 1,748,475.

                         BANK WEST FINANCIAL CORPORATION
                                    FORM 10-Q
                        Quarter Ended September 30, 1997

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

ITEM 1 - Financial Statements


           Consolidated Balance Sheets -
                  September 30, 1997 (unaudited) and June 30, 1997 . . . . . . .

           Consolidated Statements of Income (unaudited) -
                  For The Three Months Ended September 30, 1997 and 1996 . . . .

           Consolidated Statements of Cash Flows (unaudited) -
                  For The Three Months Ended September 30, 1997 and 1996. . . .

           Notes to Consolidated Financial Statements . . . . . . . . . . . . .


ITEM 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . .  . . . . . . . . . . . . . . . . . .


                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 2 - Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . .

ITEM 3 - Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . .

ITEM 4 - Submission of Matters to a Vote of Security Holders . . . . . . . . . .

ITEM 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                  BANK WEST FINANCIAL CORPORATION
                                    CONSOLIDATED BALANCE SHEETS


                                                                  September 30,        June 30,
                                                                      1997              1997
                                                                 -------------      -------------
                                                                   (Unaudited)
ASSETS
        Cash and due from banks                                  $   2,631,604      $   1,722,734
        Interest-bearing deposits                                    1,473,228          1,950,522
                                                                 -------------      -------------
              Total cash and cash equivalents                        4,104,832          3,673,256

        Interest-bearing time deposits                                  99,000             99,000
        Securities available for sale (Note 6)                      26,218,081         25,550,974
        Securities held to maturity
          (fair value: $6,653,534 at September 30, 1997,             6,623,704          4,003,575
           $4,001,875 at June 30, 1997)  (Note 6)
        Trading securities                                           3,233,102          2,921,251
        Loans held for sale  (Note 7)                                3,996,164          2,231,151
        Loans, net (Note 8)                                        114,477,455        111,530,092
        Federal Home Loan Bank stock                                 1,850,000          1,550,000
        Premises and equipment                                       3,081,695          3,128,158
        Accrued interest receivable                                    803,848            762,990
        Mortgage servicing rights                                      183,368            148,569
        Other assets                                                   182,999             76,175
                                                                 -------------      -------------


             Total assets                                        $ 164,854,248      $ 155,675,191
                                                                 =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
        Deposits                                                 $ 105,171,910      $ 102,862,152
        Federal Home Loan Bank borrowings                           35,000,000         29,000,000
        Accrued interest payable                                       252,299            202,217
        Advance payments by borrowers
           for taxes and insurance                                     277,755            491,710
        Deferred federal income tax                                    357,933            287,635
        Other liabilities                                              472,184            239,168
                                                                 -------------      -------------
               Total liabilities                                   141,532,081        133,082,882
                                                                 -------------      -------------

                                  BANK WEST FINANCIAL CORPORATION
                                    CONSOLIDATED BALANCE SHEETS
                                           (continued)


                                                                  September 30,        June 30,
                                                                      1997              1997
                                                                 -------------      -------------
                                                                   (Unaudited)
        Stockholders' Equity:
        Common stock, $.01 par value;  10,000,000 shares
           authorized;  1,753,475 issued at September
           30, 1997 and June 30, 1997 (Note 3)                          17,535             17,535
        Additional paid-in-capital                                  11,487,718         11,432,798
        Retained earnings, substantially restricted                 13,125,460         12,647,112
        Net unrealized gain on securities available for
           sale, net of tax of $76,845 at September 30, 1997
           and $6,548 at June 30, 1997                                 149,170             12,710
        Unallocated ESOP shares (Note 4)                              (972,048)        (1,004,448)
        Unearned Management Recognition Plan shares (Note 5)          (485,668)          (513,398)
                                                                 -------------      -------------
               Total stockholders' equity                           23,322,167         22,592,309
                                                                 -------------      -------------

               Total liabilities and stockholders' equity        $ 164,854,248      $ 155,675,191
                                                                 =============      =============

See accompanying notes to consoldiated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                          Three Months Ended
                                                            September 30,
                                                        1997            1996
                                                    -----------     -----------
Interest and dividend income
        Loans                                       $ 2,376,391     $ 1,946,286
        Securities                                      530,416         422,460
        Other interest-bearing deposits                  28,196          75,709
        Dividends on FHLB stock                          36,537          29,105
                                                    -----------     -----------
                                                      2,971,540       2,473,560
                                                    -----------     -----------
Interest expense
        Deposits                                      1,335,560       1,165,740
        FHLB borrowings                                 490,072         263,049
                                                    -----------     -----------
                                                      1,825,632       1,428,789
                                                    -----------     -----------
Net interest income                                   1,145,908       1,044,771

Provision for loan losses                                18,000          15,000
                                                    -----------     -----------

Net interest income after provision
    for loan losses                                   1,127,908       1,029,771
                                                    -----------     -----------

Other income
        Gain (loss) on sale of securities                 7,105          (1,870)
        Gain on trading securities                      560,044         191,525
        Gain on sale of loans                           159,853         134,671
        Fees and service charges                         89,641          49,016
        Miscellaneous income                              1,503          12,385
                                                    -----------     -----------
                                                        818,146         385,727
                                                    -----------     -----------

                         BANK WEST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (continued)


                                                          Three Months Ended
                                                            September 30,
                                                        1997            1996
                                                    -----------     -----------
Other expenses
        Compensation and benefits                       658,554         533,831
        Professional fees                                78,103          44,030
        Federal Deposit Insurance                        15,537          51,002
        FDIC Special Assessment (Note 9)                   --           553,000
        Occupancy                                        63,652          67,045
        Furniture, fixtures and equipment                33,746          31,391
        Data processing                                  43,337          38,966
        Advertising                                      25,690          21,028
        State taxes                                      29,478           6,000
        Miscellaneous                                   101,296         118,319
                                                    -----------     -----------
                                                      1,049,393       1,464,612
                                                    -----------     -----------

Income (loss) before federal income tax expense         896,661         (49,114)

Federal income tax expense (benefit)                    304,300         (17,600)
                                                    -----------     -----------

Net income (loss)                                   $   592,361     ($   31,514)
                                                    ===========     ===========

Earnings (loss) per share (Note 2)                  $       .34     $      (.02)
                                                    ===========     ===========

Dividends per share                                 $       .07     $       .07
                                                    ===========     ===========


          See accompanying notes to consolidated financial statements.

                                    BANK WEST FINANCIAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)



                                                                             Three Months Ended
                                                                                 September 30,
                                                                            1997               1996
                                                                       ------------      ------------
Cash flows from operating activities
        Net income                                                     $    592,362      ($    31,514)
        Adjustments to reconcile net income to
        net cash from operating activities
             Origination and purchase of loans for sale                 (11,981,770)       (8,419,487)
             Proceeds from sale of mortgage loans                        10,376,610         9,437,981
             Purchase of trading securities                              (1,923,656)       (1,549,350)
             Proceeds from sale of trading securities                     2,171,849           967,650
             Net (gain) on sales of:
                Loans                                                      (159,853)         (134,671)
                Securities                                                 (567,149)         (189,655)
             Depreciation                                                    49,172            44,650
             Amortization of premiums, net                                    8,993             5,527
             ESOP expense                                                    76,950            45,563
             MRP expense                                                     38,100            37,200
             Provision for loan losses                                       18,000            15,000
             Change in:
                Deferred loan fees                                          (48,229)            3,634
                Other assets                                               (182,481)         (166,054)
                Other liabilities                                            69,143           375,963
                                                                       ------------      ------------
                     Net cash from operating activities                  (1,461,959)          442,437
                                                                       ------------      ------------

Cash flows from investing activities
        Increase in interest-bearing time deposits                             --              99,000
        Purchases of securities available for sale                       (7,723,954)       (4,477,770)
        Purchases of securities held to maturity                         (2,620,510)             --
        Proceeds from sale of securities available for sale               6,047,969         1,495,001
        Proceeds from maturity or call of securities                      1,000,000              --
        Loan originations, net of repayments                             (2,783,784)         (846,501)
        Loans purchased                                                    (133,350)          (23,750)
        Principal payments on mortgage-backed securities and CMO's          214,129           167,621
        Purchase of FHLB stock                                             (300,000)             --
        Property and equipment expenditures                                  (2,709)          (47,574)
                                                                       ------------      ------------
                     Net cash from investing activities                  (6,302,209)       (3,633,973)
                                                                       ------------      ------------

                                    BANK WEST FINANCIAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                              (continued)



                                                                             Three Months Ended
                                                                                 September 30,
                                                                            1997               1996
                                                                       ------------      ------------
Cash flows from financing activities
        Proceeds from FHLB borrowings                                    (4,000,000)       (1,000,000)
        Repayment of FHLB borrowings                                     10,000,000         3,000,000
        Increase in deposits                                              2,309,758         1,745,708
        Dividends paid on common stock                                     (114,014)         (144,050)
        Repurchase of common stock                                             --          (2,592,941)
                                                                       ------------      ------------
                     Net cash from financing activities                   8,195,744         1,008,717
                                                                       ------------      ------------


Net change in cash and cash equivalents                                     431,576        (2,182,819)

Cash and cash equivalents at beginning of period                          3,673,256         6,694,089
                                                                       ------------      ------------

Cash and cash equivalents at end of period                             $  4,104,832      $  4,511,270
                                                                       ============      ============

Supplemental disclosures of cash flow information
        Cash paid during the period for
               Interest                                                $  1,775,550      $  1,407,507
               Income taxes                                                  63,119              --

See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended September 30, 1997
                                   (Unaudited)


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

The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended June 30, 1997, included in the Company's 1997 Annual Report.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of outstanding common shares and common stock equivalents which would arise from the exercise of stock options and the vesting of Management Recognition Plan (MRP) shares. Employee Stock Ownership Plan (ESOP) shares are considered outstanding for earnings per share calculations as they are committed to be released; unallocated shares are not considered outstanding. The weighted average number of shares outstanding for the three months ended September 30, 1997 was 1,723,763.

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

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1997
                                   (Unaudited)


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

To fund the ESOP, $1,296,048 was borrowed from the Company for the purpose of purchasing 162,006 shares of common stock at $8.00 per share. Principal and interest payments on the loan are due in quarterly installments, with the final payment of principal and accrued interest being due and payable at maturity, which is June 30, 2005. Interest is payable during the term of the loan at a fixed rate of 7.0%. The loan is collateralized by the shares of the Company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated among participants on the basis of total compensation, as defined. ESOP expense of $76,950 was recorded for the three months ended September 30, 1997.

NOTE 5 - STOCK BASED COMPENSATION PLANS

An employee stock option plan and a directors' stock option plan (SOPs) and an officers' and a directors' management recognition plan (MRPs) were authorized by the shareholders at the October 25, 1995 annual meeting. The employee stock option plan and the officers' MRP are administered by a committee of non-employee directors of the Company, while grants under the directors' stock option plan and the directors' MRP are pursuant to formulas set forth in the plans. Total shares made available under the SOPs and MRPs were 231,437 and 92,575, respectively. The Committee has awarded under the SOPs options to purchase 208,526 shares of common stock at exercise prices between $9.9375 and $17.0625 per share, which represent the average of the high and low sales prices of the Company's stock on the dates of the awards. At September 30, 1997, there were 22,911 option shares reserved for future grants. As of September 30, 1997, no options have been exercised or canceled. No compensation expense was recognized in connection with the issuance of the options. Management has concluded that the Company will not adopt the accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting. Accordingly, adoption of SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.

On November 13, 1995, the Company repurchased 4% of its outstanding shares and placed them in a trust for the exclusive use of the MRPs. The Committee has awarded 47,954 shares of common stock under the officers' MRP and 27,769 shares of common stock under the directors' MRP. MRP awards vest in five equal annual installments, with the first award vesting on October 25, 1996. Compensation expense for the MRPs is recognized on a pro-rata basis over the vesting period of the awards. During the three months ended September 30, 1997, $38,100 was charged to compensation expense for the MRPs. The unearned compensation value of the MRPs is shown as a reduction to stockholders' equity in the accompanying consolidated statements of financial condition.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1997
                                   (Unaudited)

NOTE 6 - SECURITIES

The amortized cost and estimated fair values of securities at September 30, 1997 and June 30, 1997 are as follows:

Available for Sale                                                   Gross           Gross
                                                  Amortized       Unrealized      Unrealized          Fair
                                                    Cost             Gains          Losses            Value
                                                -----------        --------           -------    -----------

September 30, 1997 (unaudited)
U.S. agencies                                   $   999,600        $      -          $ 3,747     $   995,853
Preferred stock                                   1,013,750           6,250                -       1,020,000
Mortgage-backed securities                        1,393,262             168           13,145       1,380,285
Collateralized mortgage obligations              22,585,453         247,436           10,946      22,821,943
                                                -----------        --------           -------    -----------
                                                $25,992,065        $253,854          $27,838     $26,218,081
                                                ===========        ========          =======     ===========
June 30, 1997
U.S. agencies                                   $ 2,998,182        $      -          $21,544     $ 2,976,638
Mortgage-backed securities                        1,579,891           4,016            1,212       1,582,695
Collateralized mortgage obligations              20,953,643          88,217           50,219      20,991,641
                                                 ----------        --------          -------      ----------
                                                $25,531,716         $92,233          $72,975     $25,550,974
                                                ===========         =======          =======     ===========

Held to Maturity

September 30, 1997 (unaudited)
U.S. agencies                                    $1,000,381         $   869          $    -      $1,001,250
Collateralized mortgage obligations               5,623,323          28,961               -       5,652,284
                                                  ---------         -------          -------      ---------
                                                 $6,623,704         $29,830          $    -      $6,653,534
                                                 ==========         =======          =======     ==========
June 30, 1997
U.S. agencies                                    $1,000,762        $  1,113          $     -     $1,001,875
Collateralized mortgage obligations               3,002,813           -                2,813      3,000,000
                                                  ---------     -----------          -------     ----------
                                                 $4,003,575        $  1,113          $ 2,813     $4,001,875
                                                 ==========        ========          =======     ==========

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1997
                                   (Unaudited)


NOTE 7 - SECONDARY MARKET MORTGAGE ACTIVITIES

The following summarizes the Company's secondary market mortgage activities, which consist solely of one- to four-family real estate loans:

                                                      Three Months Ended
                                                         September 30,
                                                    1997                 1996
                                                -----------          -----------
Loans held for sale - beginning of period       $ 2,231,151          $ 4,297,092
Activity during the periods:
Loans originated and purchased for sale          11,981,770            8,419,487
Proceeds from sale of loans originated
  and purchased for sale                        (10,376,610)          (9,437,981)
Gain on sale of loans                               159,853              134,671
                                                -----------          -----------
Loans held for sale - end of period             $ 3,996,164          $ 3,413,269
                                                ===========          ===========

During the current fiscal year, loans were generally sold with servicing released. The unpaid principal balance of mortgage loans serviced for others amounted to $27.9 million and $27.0 million at September 30, 1997 and June 30, 1997, respectively. Custodial escrow balances maintained in connection with the foregoing loans serviced for others were $67,114 and $116,813 at September 30, 1997 and June 30, 1997, respectively.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1997
                                   (Unaudited)

NOTE 8 - LOANS

Loans are classified as follows:

                                                          September 30,        June 30,
                                                               1997              1997
                                                         -------------      -------------
Real estate loans:
         One-to four-family residential - fixed rate     $  17,633,531      $  18,595,586
         One-to four-family residential - balloon           14,127,688         12,493,524
         One-to four-family residential - adjustable        46,860,786         49,743,799
         Construction                                       23,181,615         21,500,849
         Commercial mortgages                                3,179,381          2,764,314
         Home equity lines of credit                         7,420,407          6,370,698
         Second mortgages                                    5,295,324          4,312,760
                                                         -------------      -------------
              Total mortgage loans                         117,698,732        115,781,530
Consumer loans                                               1,173,795          1,081,391
Commercial non-mortgage                                      2,163,680          2,032,190
                                                         -------------      -------------
              Total                                        121,036,207        118,895,111
Less:
         Loans in process                                    6,393,035          7,169,073
         Deferred fees and costs                               (78,145)           (29,916)
         Allowance for loan losses                             243,862            225,862
                                                         -------------      -------------
                                                         $ 114,477,455      $ 111,530,092
                                                         =============      =============

Provisions for losses on loans are charged to operations based on management's evaluation of potential losses in the portfolio. In addition to providing reserves on specific loans where a decline in value has been identified, general provisions for losses are established based upon the overall portfolio composition and general market conditions. In establishing both specific and general valuation allowances, management reviews individual loans, recent loss experience, current and future impact of economic conditions, the overall balance and composition of the portfolio, and such other factors which, in management's judgment, deserve recognition in estimating possible losses. At September 30, 1997, no portion of the allowance for loan losses was allocated to a specific loan.

Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and borrower circumstances.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1997
                                   (Unaudited)


NOTE 9 - FDIC SPECIAL ASSESSMENT

On September 30, 1996, as part of the omnibus appropriations package signed by President Clinton, the government mandated a special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The one-time, special SAIF assessment amounted to $.657 for every $100 of SAIF-insured deposits as of March 31, 1995. The FDIC notified the Bank that the Bank's special assessment was $551,000, which after taxes reduced the Company's net income by $364,000 or $0.19 per share in the quarter ended September 30, 1996. The Bank's deposit premiums, which were $.23 for every $100 of assessable deposits in 1996, were reduced to $.064 for every $100 of assessable deposits beginning January 1, 1997. Based on the Bank's deposits at June 30, 1997, the premium reduction should result in a pre-tax cost savings of approximately $171,000 per year for the Bank, or approximately $.06 per share after taxes.


NOTE 10 - SUBSEQUENT EVENT

On October 27, 1997, the Company declared a three-for-two stock split payable December 2, 1997 to shareholders of record on November 14, 1997.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the consolidated financial condition of Bank West Financial Corporation and its wholly owned subsidiary, Bank West, F.S.B., at September 30, 1997 and June 30, 1997 and the consolidated results of operations for the three months ended September 30, 1997 with the same period in 1996. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

This quarterly report on Form 10-Q includes statements that may constitute forward-looking statements, usually containing the words "believe," "estimate," "project," "expect," "intend" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which Bank West operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which Bank West has no control); and other risks detailed in this quarterly report on Form 10-Q and in the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Bank West Financial Corporation is the holding company for Bank West, F.S.B., a federal savings bank. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary Bank West. In addition, equity securities trading portfolio activities are conducted at the holding company. The Company's business consists primarily of attracting deposits from the general public and using such deposits, together with Federal Home Loan Bank (FHLB) advances, to make loans for the purchase and construction of residential properties. The Company also originates commercial loans, home equity loans and various types of consumer loans.

FINANCIAL CONDITION

Total assets increased by $9.2 million or 5.9% from $155.7 million at June 30, 1997 to $164.9 million at September 30, 1997. The increase was primarily attributable to net loan growth of $2.9 million, an increase in securities held to maturity of $2.6 million and an increase in loans held for sale of $1.8 million. Total loans increased as greater emphasis was placed on originating residential construction, home equity, commercial and consumer loans instead of concentrating primarily on residential mortgage banking activities. Management expects continued growth in these types of lending activities and expects these activities to improve the Bank's net interest margin. Securities held to maturity increased due to the purchase of additional adjustable-rate collateralized mortgage obligations. Loans held for sale increased due to increased volume of loan originations not yet sold at the end of the quarter.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Bank's mortgage banking activities consist of selling newly originated and purchased loans into the secondary market. The dollar amount of loans originated and purchased for resale in the three months ended September 30, 1997 increased by $3.6 million or 42.3% to $12.0 million compared to $8.4 million in the comparable prior period. The increase in loan originations and purchases for resale is primarily the result of the current decline in the overall interest rate environment compared to the prior year as well as from the growth in the Bank's wholesale mortgage banking operation. Total loans sold amounted to $10.4 million and $9.4 million in the three months ended September 30, 1997 and 1996, respectively. Loans held for sale amounted to $4.0 million and $3.4 million at September 30, 1997 and 1996, respectively. The Bank continues to increase the number of correspondent lending relationships and is exploring additional options to increase retail loan volume. The majority of loans originated and purchased in the current fiscal year have been 30-year fixed-rate loans. The Bank has sold the majority of these loans, increasing the ratio of its interest-sensitive assets to its interest-sensitive liabilities.

Mortgage-backed securities and collateralized mortgage obligations have increased from $25.6 million at June 30, 1997 to $29.8 million at September 30, 1997. During the quarter ended September 30, 1997, the Bank purchased additional adjustable-rate collateralized mortgage obligations which is consistent with the Bank's strategy of increasing the ratio of interest-sensitive assets to interest-sensitive liabilities. At September 30, 1997, the unrealized gain on securities (including mortgage-backed securities and collateralized mortgage obligations) classified as available for sale totalled $149,000 net of federal income taxes and is shown as a reduction in stockholders' equity.

The Bank's nonperforming assets totalled $349,000 or .21% of total assets at September 30, 1997 compared to $437,000 or .28% of total assets at June 30, 1997. The Bank's low nonperforming assets are primarily due to the Bank's conservative underwriting criteria. At September 30, 1997, $101.8 million or 84.1% of the Bank's total loan portfolio was collateralized by first liens on one-to four-family residences, and the net loan portfolio amounted to 69.0% of total assets. During the three months ended September 30, 1997, there were no net charge-offs.

Total deposits increased by $2.3 million or 2.2% from June 30, 1997 to September 30, 1997 primarily due to an increase in certificates of deposit of $2.0 million. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Bank believes that its passbook savings, statement savings, NOW and demand accounts are relatively stable sources of deposits.
However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be affected by market conditions.

When deposit growth does not match the growth of assets, other funding sources such as FHLB advances are utilized. During the quarter ended September 30, 1997, the Bank increased FHLB advances by $6.0 million since loan and securities growth exceeded deposit growth. FHLB advances have generally been used to fund the Bank's mortgage banking activities, loan and investment securities growth.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Stockholders' equity increased from $22.6 million at June 30, 1997 to $23.3 million at September 30, 1997. The increase was primarily due to net income of approximately $592,000 and an increase in the unrealized gain on securities available for sale of approximately $136,000. In accordance with SFAS No. 115, which the Bank adopted effective June 30, 1994, the Company's securities classified as available for sale are carried at market value, with unrealized gains or losses reported as a separate component of stockholders' equity, net of federal income taxes. At September 30, 1997, the net unrealized gain was $149,170, while at June 30, 1997, the net unrealized gain was $12,710.

RESULTS OF OPERATIONS

Net Income. Net income increased by $624,000 in the quarter ended September 30, 1997 to $592,000 from a net loss of $32,000 in the comparable 1996 period. The net loss in the quarter ended September 30, 1996 was due to the one-time government mandated FDIC special assessment which had an after tax impact of $364,000 (See Note 9 for further discussion). Excluding the impact of the FDIC special assessment, net income increased by $260,000 or 78.3% primarily due to increases in other income and net interest income. These amounts were partially offset by an increase in other expenses.

Net Interest Income. Net interest income increased by $101,000 or 9.7% in the three months ended September 30, 1997 over the comparable 1996 period. Net interest income increased in the quarter due to an increase in the average interest rate spread which increased from 2.32% to 2.47% reflecting continued emphasis on higher yielding construction, home equity, consumer and commercial loans. In addition, average interest earning assets increased by $20.0 million or 15.2% from $132.7 million in the quarter ended September 30, 1996 to $152.7 million in the quarter ended September 30, 1997 primarily due to an increase in loans. These increases were partially offset by a decline in net interest margin from 3.15% in the September 30, 1996 quarter to 3.00% in the September 30, 1997 quarter primarily due to utilizing equity to repurchase the shares of the Company's common stock, which reduced net interest earning assets.

Provision for Loan Losses. The provision for loan losses increased by $3,000 or 20.0% in the three months ended September 30, 1997 over the comparable 1996 period. The allowance for loan losses totalled $244,000 or .20% of the total loan portfolio and 74.2% of nonperforming loans at September 30, 1997. The nonperforming loans at September 30, 1997 were comprised of one- to four-family mortgage loans and construction loans. Management believes that these loans are adequately collateralized. Accordingly, no specific reserves have been assigned to these loans.

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

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Other Income. Total other income increased by $432,000 or 111.9% in the three months ended September 30, 1997 from the comparable prior period. The increase was primarily due to a $368,000 or 191.7% increase in gain on trading securities, a $41,000 or 83.7% increase in fees and service charges and a $25,000 or 18.5% increase in gain on sale of loans. The increase in gain on trading securities was primarily due to a recovery of the financial institution stock sector. The trading securities portfolio is comprised of equity securities in various financial institutions. Although to-date, the Company's equity trading strategy has been successful, there is no guarantee that future results will equal recent performance. The increase in fees and service charges is primarily related to higher fees associated with emphasizing construction lending as well as higher service charges on deposits. The increase in gain on sale of loans was primarily due to an increase in total loans sold from $9.4 million in the quarter ended September 30, 1996 to $10.4 million in the quarter ended September 30, 1997.

Other Expenses. Total other expenses decreased by $416,000 or 28.4% in the three months ended September 30, 1997 over the comparable 1996 period. The decrease was primarily due to a $553,000 one-time government mandated FDIC special assessment to recapitalize the SAIF insurance fund during the September 30, 1996 quarter that did not occur during the September 30, 1997 quarter. Excluding the one-time FDIC special assessment, other expenses increased by $138,000 or 15.1% in the three months ended September 30, 1997 over the comparable 1996 period. The increase was primarily due to increased compensation and benefits expense of $125,000 or 23.4% as a result of the hiring of additional staff to expand the Bank's core business activities. In addition, ESOP expense, a component of compensation and benefits expense, was higher by $29,000 due to the increase in the Company's stock price compared to the prior period. Professional fees increased by $34,000 or 77.2% related to higher legal fees. State taxes increased by $23,000 or 383.3% due to higher pre-tax income levels. These amounts were partially offset by a $35,000 or 68.6% decline in FDIC insurance expense (excluding the one-time assessment) as a result of the annual premium reduction from .23% to .064%. In addition, miscellaneous expenses decreased by $17,000 or 14.4% due to continued success in the Bank's cost reduction program. The other categories of other expenses did not significantly change in the three months ended September 30, 1997.

Federal Income Tax Expense. Federal income tax expense increased by $322,000 in the quarter ended September 30, 1997 from the comparable 1996 period. The increase was due to an increase in pre-tax income.

LIQUIDITY

Bank West's principle sources of funds are deposits, principal and interest payments on loans, sales of loans, maturities of securities, and FHLB advances. While scheduled loan repayments and maturing investments are readily predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Bank West uses its capital resources to fund mortgage loan commitments, maturing certificates of deposit and savings withdrawals, and provide for its foreseeable short and long-term liquidity needs.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Bank West is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 1997, Bank West's liquidity was 9.0% or $4.5 million in excess of the 5% minimum OTS requirement.

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

At September 30, 1997, under these capital requirements, the Bank had:

                                          Actual       Requirement     Excess
                                          ------       -----------     ------
         Tangible capital ratio             11.7%          1.5%        10.2%
         Leverage capital ratio             11.7           3.0          8.7
         Risk-based capital ratio           21.9           8.0         13.9


At June 30, 1997, under these capital requirements, the Bank had:

                                           Actual      Requirement     Excess
                                           ------      -----------     ------
         Tangible capital ratio             12.2%          1.5%        10.7%
         Leverage capital ratio             12.2           3.0          9.2
         Risk-based capital ratio           23.4           8.0         15.4


NEW ACCOUNTING STANDARDS

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

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                        Quarter Ended September 30, 1997


PART II - OTHER INFORMATION

Item 1 -          Legal Proceedings:
                  There are no matters required to be reported under this item.

Item 2 -          Changes in Securities and Use of Proceeds:
                  There are no matters required to be reported under this item.

Item 3 -          Defaults Upon Senior Securities:
                  There are no matters required to be reported under this item.

Item 4 -          Submission of Matters to a Vote of Security-Holders:

         At the Annual Meeting of Stockholders held on October 29, 1997, the stockholders of the Company approved each of the proposals as set forth below. The number of shares present at the Annual Meeting in person or by proxy was 1,377,564. The matters voted upon together with the applicable voting results were as follows:

                                                 FOR                WITHHOLD
                                                 ---                --------
         1. Election of Directors
               Paul W. Sydloski               1,373,059               4,505
               John H. Zwarensteyn            1,374,255               3,309
               Harry E. Mika                  1,367,193              10,371

                                                   FOR        AGAINST    ABSTAIN
                                                   ---        -------    -------
         2.  Ratification of appointment
             of Crowe Chizek and Company as
             independent auditors.               1,372,513      600       4,451

Item 5 -          Other Information:

                    The Board of Directors of the Company  amended the Company's
               Bylaws regarding the date of the annual stockholders' meeting (Section 2.2), the number of authorized directors and the deletion of a sentence regarding director qualifications (Section 4.1), the inclusion of clarfying provisions regarding stockholder proposals and nominiations (Sections 2.13 and 4.15), and the inclusion of provisions governing the qualifications of directors (Section 4.16).

                    The authorized  number of directors was increased from eight to nine to facilitate the nomination and election of Harry E. Mika. In addition, the Board of Directors recently added a provision requiring both current and future directors to be either domiciled in, have a principal residence in or have their primary place of business located in any county in which the Company or any of its subsidiaries has a full-service office. Because the Company is a community oriented financial institution holding company, this provision is designed to ensure that the directors of the Company have close ties to the local community and are familiar with the Company's market area.

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                        Quarter Ended September 30, 1997

Item 6 - Exhibits and Reports on Form 8-K:

               (a) Exhibits: The following exhibits are filed herewith:

                      Exhibit No.                  Description
                      -----------                  -----------

                         3.2 Bylaws of Bank West Financial Corporation (As amended and restated effective October 29, 1997)

                        27.1         Financial Data Schedule

               (b) Reports on Form 8-K:
                      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            BANK WEST FINANCIAL CORPORATION
                                            Registrant


Date:    November 14, 1997                  /s/ Paul W. Sydloski
                                            ---------------------
                                            Paul W. Sydloski, President and
                                            Chief Executive Officer
                                            (Duly Authorized Officer)



Date:    November 14, 1997                  /s/ Kevin A. Twardy
                                            ---------------------
                                            Kevin A. Twardy, Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)