Form 10-Q
period 1997-12-31
BANK WEST FINANCIAL CORP
filed 1998-02-11
CIK 934598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1997


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

Shares of common stock, par value $.01 per share, outstanding as of February 12, 1998: 2,623,629.

                         BANK WEST FINANCIAL CORPORATION
                                    FORM 10-Q
                         Quarter Ended December 31, 1997

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

ITEM 1 - Financial Statements


           Consolidated Balance Sheets -
                  December 31, 1997 (unaudited) and June 30, 1997 . . . . . . .

           Consolidated Statements of Income (unaudited) -
                  For The Three and Six Months Ended December 31, 1997 and 1996

           Consolidated Statements of Cash Flows (unaudited) -
                  For The Six Months Ended December 31, 1997 and 1996. . . . . .

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

ITEM 4 - Submission of Matters to a Vote of Security Holders . . . . . . . . . .

ITEM 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                         BANK WEST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,         June 30,
                                                                       1997               1997
                                                                 -------------      --------------
                                                                   (Unaudited)
ASSETS
        Cash and due from banks                                  $   2,014,947      $   1,722,734
        Interest-bearing deposits                                    3,971,211          1,950,522
                                                                 -------------      -------------
              Total cash and cash equivalents                        5,986,158          3,673,256

        Interest-bearing time deposits                                  99,000             99,000
        Securities available for sale (Note 6)                      30,030,356         25,550,974
        Securities held to maturity
          (fair value: $5,906,788 at December 31, 1997,              5,880,551          4,003,575
           $4,001,875 at June 30, 1997)  (Note 6)
        Trading securities                                           2,240,003          2,921,251
        Loans held for sale  (Note 7)                                2,375,882          2,231,151
        Loans, net (Note 8)                                        116,336,613        111,530,092
        Federal Home Loan Bank stock                                 1,950,000          1,550,000
        Premises and equipment                                       3,171,082          3,128,158
        Accrued interest receivable                                    791,122            762,990
        Mortgage servicing rights                                      254,224            148,569
        Other assets                                                   462,389             76,175
                                                                 -------------      -------------

             Total assets                                        $ 169,577,380      $ 155,675,191
                                                                 =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
        Deposits                                                 $ 109,548,230      $ 102,862,152
        Federal Home Loan Bank borrowings                           36,000,000         29,000,000
        Accrued interest payable                                       277,754            202,217
        Advance payments by borrowers
           for taxes and insurance                                     187,680            491,710
        Deferred federal income tax                                    257,758            287,635
        Other liabilities                                              145,716            239,168
                                                                 -------------      -------------
               Total liabilities                                   146,417,138        133,082,882
                                                                 -------------      -------------

                         BANK WEST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,         June 30,
                                                                       1997               1997
                                                                 -------------      --------------
                                                                   (Unaudited)
        Stockholders' Equity:
        Common stock, $.01 par value; 10,000,000 shares
           authorized; 2,622,629
           issued at December 31, 1997
           and 1,753,475 issued at June 30, 1997 (Note 3)               26,226             17,535
        Additional paid-in-capital                                  11,438,649         11,432,798
        Retained earnings, substantially restricted                 12,933,754         12,647,112
        Net unrealized gain on securities available for
           sale, net of tax of $76,669 at December 31, 1997
           and $6,548 at June 30, 1997                                 148,829             12,710
        Unallocated ESOP shares (Note 4)                              (939,648)        (1,004,448)
        Unearned Management Recognition Plan shares (Note 5)          (447,568)          (513,398)
                                                                 -------------      -------------
               Total stockholders' equity                           23,160,242         22,592,309
                                                                 -------------      -------------

               Total liabilities and stockholders' equity        $ 169,577,380      $ 155,675,191
                                                                 =============      =============

          See accompanying notes to consoldiated financial statements.

                                         BANK WEST FINANCIAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)

                                                            Three Months Ended              Six Months Ended
                                                               December 31,                    December 31,
                                                         1997              1996           1997            1996
                                                    -----------      -----------     -----------     -----------
Interest and dividend income
        Loans                                       $ 2,441,005      $ 2,003,201     $ 4,817,396     $ 3,949,487
        Securities                                      598,220          483,185       1,128,636         905,645
        Other interest-bearing deposits                  35,962           46,882          64,158         122,591
        Dividends on FHLB stock                          38,532           29,105          75,069          58,210
                                                    -----------      -----------     -----------     -----------
                                                      3,113,719        2,562,373       6,085,259       5,035,933
                                                    -----------      -----------     -----------     -----------
Interest expense
        Deposits                                      1,394,933        1,213,173       2,730,493       2,378,913
        FHLB borrowings                                 506,366          296,791         996,438         559,840
                                                    -----------      -----------     -----------     -----------
                                                      1,901,299        1,509,964       3,726,931       2,938,753
                                                    -----------      -----------     -----------     -----------
Net interest income                                   1,212,420        1,052,409       2,358,328       2,097,180

Provision for loan losses                                18,000           15,000          36,000          30,000
                                                    -----------      -----------     -----------     -----------

Net interest income after provision
    for loan losses                                   1,194,420        1,037,409       2,322,328       2,067,180
                                                    -----------      -----------     -----------     -----------

Other income
        Gain (loss) on sale of securities                 5,490             --            12,595          (1,870)
        Gain (loss) on trading securities              (390,742)         287,546         169,302         479,071
        Gain on sale of loans                           158,759          141,547         318,612         276,218
        Fees and service charges                         78,903           87,867         168,544         148,190
        Miscellaneous income                              4,113            1,426           5,616           2,504
                                                    -----------      -----------     -----------     -----------
                                                       (143,477)         518,386         674,669         904,113
                                                    -----------      -----------     -----------     -----------
Other expenses
        Compensation and benefits                       684,987          567,830       1,343,541       1,101,661
        Professional fees                                84,165           59,968         162,268         103,998
        Federal Deposit Insurance                        15,943           37,551          31,480          88,553
        FDIC Special Assessment (Note 9)                   --               --              --           553,000
        Occupancy                                        73,672           56,844         137,324         123,889
        Furniture, fixtures and equipment                35,016           33,858          68,762          65,249
        Data processing                                  49,291           47,081          92,628          86,047
        Advertising                                      29,926           42,053          55,616          63,081
        State taxes                                      18,500           21,000          47,978          27,000
        Miscellaneous                                   150,673          133,430         251,969         251,749
                                                    -----------      -----------     -----------     -----------
                                                      1,142,173          999,615       2,191,566       2,464,227
                                                    -----------      -----------     -----------     -----------

                                         BANK WEST FINANCIAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)

                                                            Three Months Ended              Six Months Ended
                                                               December 31,                    December 31,
                                                         1997              1996           1997            1996
                                                    -----------      -----------     -----------     -----------
Income (loss) before federal income tax expense         (91,230)         556,180         805,431         507,066

Federal income tax expense (benefit)                    (31,040)         190,300         273,260         172,700
                                                    -----------      -----------     -----------     -----------

Net income (loss)                                   ($   60,190)     $   365,880     $   532,171     $   334,366
                                                    ===========      ===========     ===========     ===========

Basic Earnings (loss) per share (Note 2)            $      (.03)     $       .14     $       .23     $       .12
                                                    ===========      ===========     ===========     ===========
Diluted Earnings (loss) per share (Note 2)          $      (.02)     $       .14     $       .21     $       .12
                                                    ===========      ===========     ===========     ===========
Dividends per share                                 $       .05      $       .05     $       .10     $       .10
                                                    ===========      ===========     ===========     ===========



                    See accompanying notes to consolidated financial statements.

                                   BANK WEST FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                              Six Months Ended
                                                                                December 31,
                                                                          1997              1996
                                                                     ------------      ------------
Cash flows from operating activities
        Net income                                                   $    532,171      $    334,366
        Adjustments to reconcile net income to
        net cash from operating activities
             Origination and purchase of loans for sale               (21,362,888)      (17,961,331)
             Proceeds from sale of mortgage loans                      21,536,769        19,164,556
             Purchase of trading securities                            (2,230,635)       (2,908,400)
             Proceeds from sale of trading securities                   3,081,185         2,237,771
             Net (gain) on sales of:
                Loans                                                    (318,612)         (276,218)
                Securities                                               (181,897)         (477,201)
                Real estate owned                                          (2,241)             --
             Depreciation                                                  98,228            91,710
             Amortization of premiums, net                                 22,554             8,063
             ESOP expense                                                 174,909            88,594
             MRP expense                                                   76,200            75,400
             Provision for loan losses                                     36,000            30,000
             Change in:
                Deferred loan fees                                        (94,824)           25,278
                Other assets                                             (539,913)          (22,738)
                Other liabilities                                        (421,945)         (174,931)
                                                                     ------------      ------------
                     Net cash from operating activities                   405,061           234,919
                                                                     ------------      ------------

Cash flows from investing activities
        Increase in interest-bearing time deposits                           --             199,000
        Purchases of securities available for sale                    (15,191,249)       (5,685,895)
        Purchases of securities held to maturity                       (2,879,260)             --
        Proceeds from sale of securities                               10,575,313         1,495,001
        Proceeds from maturity or call of securities                    1,000,000              --
        Loan originations, net of repayments                           (3,103,222)       (2,294,118)
        Loans purchased                                                (1,644,475)         (311,750)
        Principal payments on mortgage-collateralized securities          335,121           307,269
        Purchase of FHLB stock                                           (400,000)             --
        Proceeds from sale of real estate owned                            22,153              --
        Property and equipment expenditures                              (141,152)         (170,552)
                                                                     ------------      ------------
                     Net cash used in investing activities            (11,426,771)       (6,461,045)
                                                                     ------------      ------------

                                   BANK WEST FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                              Six Months Ended
                                                                                December 31,
                                                                          1997              1996
                                                                     ------------      ------------
Cash flows from financing activities
        Proceeds from FHLB borrowings                                  23,000,000         6,780,390
        Repayment of FHLB borrowings                                  (16,000,000)       (5,000,000)
        Increase in deposits                                            6,686,078         7,684,919
        Dividends paid on common stock                                   (245,529)         (273,116)
        Repurchase of common stock                                       (105,937)       (4,402,941)
                                                                     ------------      ------------
                     Net cash from financing activities                13,334,612         4,789,252
                                                                     ------------      ------------


Net change in cash and cash equivalents                                 2,312,902        (1,436,874)

Cash and cash equivalents at beginning of period                        3,673,256         6,694,089
                                                                     ------------      ------------

Cash and cash equivalents at end of period                             $5,986,158        $5,257,215
                                                                       ==========        ==========

Supplemental disclosures of cash flow information
        Cash paid during the period for
               Interest                                                $3,651,394        $2,906,145
               Income taxes                                               528,119           171,050

                    See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Three and Six Months Ended December 31, 1997
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements consist of the accounts of Bank West Financial Corporation (the Company), its wholly owned subsidiary, Bank West (the Bank) and Sunrise Mortgage Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended June 30, 1997, included in the Company's 1997 Annual Report.


NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed under a new accounting standard effective for the quarter ended December 31, 1997. All earnings per share ("EPS") data for prior periods have been restated to be comparable. Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period, including shares that have been released or committed to be released by the Employee Stock Ownership Plan (ESOP) and fully-vested Management Recognition Plan (MRP) shares. Diluted earnings per share is computed as net income divided by the weighted average number of outstanding common shares used to derive Basic EPS, plus the dilutive effect of common stock equivalents relating to outstanding stock options and unvested MRP shares, as determined under the treasury stock method. All EPS data and weighted average share amounts have been adjusted retroactively for the three-for-two stock split on December 3, 1997.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1997
                                   (Unaudited)

NOTE 2 - EARNINGS PER SHARE (Continued)

A reconciliation of the numerators and denominators of Basic EPS and Diluted EPS for the three and six months ended December 31, 1997 and 1996 are as follows:


                                                          Three Months Ended              Six Months Ended
                                                             December 31,                   December 31,
                                                        1997             1996           1997            1996
                                                   -----------      -----------     ----------     -----------
Earnings Per Share
         Net Income                                ($   60,190)     $   365,880     $  532,171     $   334,366
                                                   ===========      ===========     ==========     ===========

         Weighted average common shares
           outstanding                               2,348,025        2,606,687     2,347237         2,744,586
                                                   ===========      ===========     ==========     ===========

         Earnings Per Share                        ($      .03)     $       .14     $      .23     $       .12
                                                   ===========      ===========     ==========     ===========

Earnings Per Share Assuming Dilution
         Net Income                                ($   60,190)     $   365,880     $  532,171     $   334,366
                                                   ===========      ===========     ==========     ===========

         Weighted average common shares
           outstanding                               2,348,025        2,606,687      2,347,237       2,744,586
         Add: dilutive effects of assumed
           exercise of stock options and
           unvested MRP's
                  Stock options                        292,322            5,871        202,756           8,486
                  MRP shares                            35,994            5,175         31,083           9,536
                                                   -----------      -----------     ----------     -----------

         Weighted average common and dilutive
           potential common shares outstanding       2,676,341        2,617,733      2,581,076       2,762,608
                                                   ===========      ===========     ==========     ===========

         Earnings Per Share Assuming Dilution      ($      .02)     $       .14     $      .21     $       .12
                                                   ===========      ===========     ==========     ===========

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company has established an Employee Stock Ownership Plan (ESOP) for the benefit of employees who have completed at least twelve consecutive months of service and have been credited with at least 500 hours of service with the Bank. The Company has received a favorable determination letter from the Internal Revenue Service ("IRS") that the ESOP is a tax-qualified plan.

To fund the ESOP, $1,296,048 was borrowed from the Company for the purpose of purchasing 162,006 shares of common stock at $8.00 per share. Principal and interest payments on the loan are

                        BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1997
                                   (Unaudited)

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

due in quarterly installments, with the final payment of principal and accrued interest being due and payable at maturity, which is June 30, 2005. Interest is payable during the term of the loan at a fixed rate of 7.0%. The loan is collateralized by the shares of the Company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated among participants on the basis of total compensation, as defined. The unallocated ESOP shares are shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets. ESOP expense of $98,000 and $175,000 was recorded for the three and six months ended December 31, 1997.

NOTE 4 - STOCK BASED COMPENSATION PLANS

An employee stock option plan and a directors' stock option plan (SOPs) and an officers' and a directors' management recognition plan (MRPs) were authorized by the shareholders at the October 25, 1995 annual meeting. The employee stock option plan and the officers' MRP are administered by a committee of non-employee directors of the Company, while grants under the directors' stock option plan and the directors' MRP are pursuant to formulas set forth in the plans. Total shares made available under the SOPs and MRPs were 347,155 and 138,862, respectively. The Committee has awarded under the SOPs options to purchase 312,790 shares of common stock at exercise prices between $6.625 and $11.375 per share, which represent the average of the high and low sales prices of the Company's stock on the dates of the awards. Both the option shares and grant prices have been adjusted for the three-for-two stock split on December 3, 1997 . At December 31, 1997, there were 34,365 option shares reserved for future grants. As of December 31, 1997, no options have been exercised or canceled. No compensation expense was recognized in connection with the issuance of the options. Management has concluded that the Company will not adopt the accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting. Accordingly, adoption of SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.

On November 13, 1995, the Company repurchased 4% of its outstanding shares and placed them in a trust for the exclusive use of the MRPs. The Committee has awarded 71,931 shares of common stock under the officers' MRP and 41,653 shares of common stock under the directors' MRP. MRP awards vest in five equal annual installments, with the first award vesting on October 25, 1996. Compensation expense for the MRPs is recognized on a pro-rata basis over the vesting period of the awards. During the three and six months ended December 31, 1997, $38,100 and $76,200 was charged to compensation expense for the MRPs, respectively. The unearned compensation value of the MRPs is shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1997
                                   (Unaudited)

NOTE 5 - SECURITIES

The amortized cost and estimated fair values of securities at December 31, 1997 and June 30, 1997 are as follows:


Available for Sale                                         Gross           Gross
                                         Amortized      Unrealized       Unrealized          Fair
                                            Cost           Gains           Losses            Value
                                        -----------     -----------     -----------     -----------
December 31, 1997 (unaudited)

U.S. agencies                           $ 1,499,630     $     2,500     $     1,561     $ 1,500,569
Equity securities                         1,904,438          26,250          86,313       1,844,375
Mortgage-backed securities                1,309,389             168          10,546       1,299,011
Collateralized mortgage obligations      25,091,399         303,789           8,787      25,386,401
                                        -----------     -----------     -----------     -----------
                                        $29,804,856     $   332,707     $   107,207     $30,030,356
                                        ===========     ===========     ===========     ===========

June 30, 1997

U.S. agencies                           $ 2,998,182     $      --       $    21,544     $ 2,976,638
Mortgage-backed securities                1,579,891           4,016           1,212       1,582,695
Collateralized mortgage obligations      20,953,643          88,217          50,219      20,991,641
                                        -----------     -----------     -----------     -----------
                                        $25,531,716     $    92,233     $    72,975     $25,550,974
                                        ===========     ===========     ===========     ===========


Held to Maturity

December 31, 1997 (unaudited)

Collateralized mortgage obligations       5,880,551          28,993           2,756       5,906,788
                                        ===========     ===========     ===========     ===========

June 30, 1997

U.S. agencies                           $ 1,000,762     $     1,113     $      --       $ 1,001,875
Collateralized mortgage obligations       3,002,813            --             2,813       3,000,000
                                        -----------     -----------     -----------     -----------
                                        $ 4,003,575     $     1,113     $     2,813     $ 4,001,875
                                        ===========     ===========     ===========     ===========



Trading securities totalled approximately $2.2 million and $2.9 million at December 31, 1997 and June 30, 1997, respectively. Realized and unrealized gains and losses on trading securities are included immediately in other income.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1997
                                   (Unaudited)

NOTE 6 - SECONDARY MARKET MORTGAGE ACTIVITIES

The following summarizes the Company's secondary market mortgage activities, which consist solely of one- to four-family real estate loans:


                                                      Six Months Ended
                                                         December 31,
                                              --------------------------------
                                                  1997                 1996
                                              -----------          -----------
Loans held for sale - beginning of period     $ 2,231,151           $4,297,092
Activity during the periods:
Loans originated and purchased for sale        21,362,888           17,961,331
Proceeds from sale of loans originated
  and purchased for sale                       (21,536,769)        (19,164,556)
Gain on sale of loans                             318,612              276,218
                                              -----------          -----------
Loans held for sale - end of period            $2,375,882           $3,370,085
                                               ==========           ==========


During the past quarter, loans were generally sold with servicing retained to take advantage of the lower interest rate environment. The unpaid principal balance of mortgage loans serviced for others amounted to $32.3 million and $27.0 million at December 31, 1997 and June 30, 1997, respectively. Custodial escrow balances maintained in connection with the foregoing loans serviced for others were $57,323 and $116,813 at December 31, 1997 and June 30, 1997, respectively.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1997
                                   (Unaudited)

NOTE 7 - LOANS

Loans are classified as follows:

                                                                 December 31,          June 30,
                                                                     1997                1997
                                                                  ---------            ---------
Real estate loans:
         One-to four-family residential - fixed rate            $17,253,968         $ 18,595,586
         One-to four-family residential - balloon                16,387,412           12,493,524
         One-to four-family residential - adjustable             45,148,318           49,743,799
         Construction                                            21,144,670           21,500,849
         Commercial mortgages                                     3,187,233            2,764,314
         Home equity lines of credit                              8,090,760            6,370,698
         Second mortgages                                         6,955,222            4,312,760
                                                                  ---------            ---------
              Total mortgage loans                              118,167,583          115,781,530
Consumer loans                                                    1,207,048            1,081,391
Commercial non-mortgage                                           2,879,509            2,032,190
                                                                -----------          -----------
              Total                                             122,254,140          118,895,111
Less:
         Loans in process                                         5,780,405            7,169,073
         Deferred fees and costs                                  (124,740)             (29,916)
         Allowance for loan losses                                  261,862              225,862
                                                              -------------         ------------
                                                               $116,336,613         $111,530,092
                                                              =============         ============



Provisions for losses on loans are charged to operations based on management's evaluation of potential losses in the portfolio. In addition to providing reserves on specific loans where a decline in value has been identified, general provisions for losses are established based upon the overall portfolio composition and general market conditions. In establishing both specific and general valuation allowances, management reviews individual loans, recent loss experience, current and future impact of economic conditions, the overall balance and composition of the portfolio, and such other factors which, in management's judgment, deserve recognition in estimating possible losses. At December 31, 1997, no portion of the allowance for loan losses was allocated to a specific loan.

Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and borrower circumstances.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1997
                                   (Unaudited)


NOTE 8 - FDIC SPECIAL ASSESSMENT

On September 30, 1996, as part of the omnibus appropriations package signed by President Clinton, the government mandated a special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The one-time, special SAIF assessment amounted to $.657 for every $100 of SAIF-insured deposits as of March 31, 1995. The FDIC notified the Bank that the Bank's special assessment was $551,000, which after taxes reduced the Company's net income by $365,000 or $0.19 per share in the quarter ended September 30, 1996. The Bank's deposit premiums, which were $.13 for every $100 of assessable deposits in 1996, were reduced to $.064 for every $100 of assessable deposits beginning January 1, 1997. Based on the Bank's deposits at June 30, 1997, the premium reduction should result in a pre-tax cost savings of approximately $171,000 per year for the Bank, or approximately $.04 per share after taxes.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of Bank West Financial Corporation and its wholly owned subsidiary, Bank West, at December 31, 1997 and June 30, 1997 and the consolidated results of operations for the three and six months ended December 31, 1997 with the same period in 1996. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Bank West Financial Corporation is the holding company for Bank West. In December 1997, Bank West converted from a federally chartered savings bank to a state chartered savings bank. Also, during December, Bank West formed Sunrise Mortgage Corporation, a wholly-owned subsidiary engaged in originating and purchasing non-conforming loans which, in turn, are all sold to investors on a servicing released basis. Sunrise Mortgage Corporation did not materially impact the Company's financial condition and results of operations i the quarter ended December 31, 1997. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary Bank West. The Company's business consists primarily of attracting deposits from the general public and using such deposits, together with Federal Home Loan Bank (FHLB) advances, to make loans for the purchase and construction of residential properties. The Company also originates commercial loans, home equity loans and various types of consumer loans.


FINANCIAL CONDITION

Total assets increased by $13.9 million or 8.9% from $155.7 million at June 30, 1997 to $169.6 million at December 31, 1997. The increase was primarily attributable to net loan growth of $4.8 million and an increase in securities available for sale of $4.5 million. Total loans increased as greater emphasis was placed on originating home equity, second mortgages and commercial loans instead of concentrating primarily on residential mortgage banking activities. Management expects continued growth in these types of lending activities and expects these activities to improve the Bank's net interest spread. Securities available for sale increased due to the purchase of additional adjustable-rate collateralized mortgage obligations.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Bank's mortgage banking activities consist of selling newly originated and purchased loans into the secondary market. The dollar amount of loans originated and purchased for resale in the six months ended December 31, 1997 increased by $3.4 million or 18.9% to $21.4 million compared to $18.0 million in the comparable prior period. The increase in loan originations and purchases for resale is primarily the result of the current decline in the overall interest rate environment compared to the prior year as well as from the growth in the Bank's wholesale mortgage banking operation. Total loans sold amounted to $21.5 million and $19.2 million in the six months ended December 31, 1997 and 1996, respectively. Loans held for sale amounted to $2.4 million and $3.4 million at December 31, 1997 and 1996, respectively. The Bank continues to increase the number of correspondent lending relationships and is exploring additional options to increase retail loan volume. During the current quarter, the Bank has sold the majority of its loans held for sale on a servicing retained basis versus servicing released to take advantage of the significant decline in interest rates. This strategy is expected to extend the weighted average life of the one-to four-family servicing portfolio. The majority of loans originated and purchased in the current fiscal year have been 30-year fixed-rate loans. The Bank has sold the majority of these loans, increasing the ratio of its interest-sensitive assets to its interest-sensitive liabilities.

During December 1997, the Bank formed Sunrise Mortgage Corporation, a wholly-owned subsidiary engaged to originate and purchase non-conforming mortgage loans including sub-prime mortgage loans. All of the loans originated and purchased shall have a commitment in place to sell the loan to an investor on a servicing released basis. The Bank expects that Sunrise Mortgage
Corporation will contribute significantly to future total mortgage banking revenues.

Mortgage-backed securities and collateralized mortgage obligations have increased from $25.6 million at June 30, 1997 to $32.6 million at December 31, 1997. During the quarter ended December 31, 1997, the Bank purchased additional adjustable-rate collateralized mortgage obligation floaters which is consistent with the Bank's strategy of increasing the ratio of interest-sensitive assets to interest-sensitive liabilities. Also during the quarter, the Company purchased equity securities classified as available for sale which consist of a trust preferred security and a real estate investment trust. At December 31, 1997, the unrealized gain on securities (including mortgage-backed securities and collateralized mortgage obligations) classified as available for sale totalled $149,000 net of federal income taxes and is shown as a reduction in stockholders' equity.

The Bank's nonperforming assets totalled $818,000 or .48% of total assets at December 31, 1997 compared to $437,000 or .28% of total assets at June 30, 1997. The increase in nonperforming assets is primarily due to single family construction loans to builders. However, since these loans require a loan-to-value ratio of 75% or less, management believes that these loans are adequately collateralized. Accordingly, no specific reserves have been assigned to these nonperforming assets. The Bank's relatively low nonperforming assets are primarily due to the Bank's conservative underwriting criteria. At December 31, 1997, $99.9 million or 81.7% of the Bank's total loan portfolio was collateralized by first liens on one-to four-family residences, and the net loan portfolio amounted to 68.6% of total assets. During the six months ended December 31, 1997, there were no net charge-offs.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total deposits increased by $6.7 million or 6.5% from June 30, 1997 to December 31, 1997 primarily due to an increase in certificates of deposit of $4.3 million. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Bank believes that its passbook savings, statement savings, NOW and demand accounts are relatively stable sources of deposits.
However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be affected by market conditions.

When deposit growth does not match the growth of assets, other funding sources such as FHLB advances are utilized. During the six months ended December 31, 1997, the Bank increased FHLB advances by $7.0 million since loan and securities growth exceeded deposit growth. FHLB advances have generally been used to fund the Bank's mortgage banking activities, loan and investment securities growth.

Stockholders' equity increased from $22.6 million at June 30, 1997 to $23.2 million at December 31, 1997. The increase was primarily due to net income of approximately $532,000 and an increase in the unrealized gain on securities available for sale of approximately $136,000. In accordance with SFAS No. 115, which the Bank adopted effective June 30, 1994, the Company's securities classified as available for sale are carried at market value, with unrealized gains or losses reported as a separate component of stockholders' equity, net of federal income taxes. At December 31, 1997, the net unrealized gain was $148,829, while at June 30, 1997, the net unrealized gain was $12,710.

The Bank has performed a review to determine whether or not any Bank West system is exposed to the risk of year 2000 noncompliance. An inventory of electronic systems and programs has been completed. All electronic systems and programs utilized by Bank West are maintained by third party vendors. The most significant vendor, Fiserv, which acts as a service bureau for the Bank's on-line data processing expects to complete its year 2000 project by mid-1998. The Bank intends to participate in the testing and verification of year 2000 related changes made by Fiserv and other vendors. The Bank has received representation letters from most of its vendors indicating that their system is or will be year 2000 compliant. Based on management's review, the cost of achieving year 2000 compliance is minimal.


RESULTS OF OPERATIONS

Net Income. Net income decreased by $426,000 in the quarter ended December 31, 1997 from $366,000 in the comparable 1996 period to a net loss of $60,000 in the current quarter. The net loss in the quarter ended December 31, 1997 was due to a mark to market loss in the Company's equities trading portfolio of $391,000 due to recent stock market volatility compared to a gain of $288,000 in the comparable prior period. For the six months ended December 31, 1997, net income increased by $198,000 or 59.3%. The increase was primarily due to the one-time FDIC special assessment taken during the prior year's quarter which had a negative after tax impact of $365,000 (See Note 8 for

                        BANK WEST FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

further discussion). This amount did not re-occur in the current quarter. The special assessment amount however, was largely offset by a decrease in trading gains by $310,000, which had an after tax impact of $205,000.

Net Interest Income. Net interest income increased by $160,000 or 15.2%, and by $261,000 or 12.4% in the three and six months ended December 31, 1997 over the comparable 1996 periods, respectively. Net interest income increased due to an increase in the average interest rate spread, which increased to 2.54% and 2.51% in the three and six months ended December 31, 1997, respectively, from 2.45% and 2.39%in the comparable 1996 periods. The increased spreads were primarily due to an increase in the yield on interest-earning assets to 7.85% and 7.82% in the three and six months ended December 31, 1997, respectively, from 7.64% and 7.55% in the comparable prior periods reflecting continued emphasis on higher yielding constru ction, home equity, consumer and commercial loans. In addition, average interest-earning assets increased by $24.6 and $22.3 million in the three and six months ended December 31, 1997, respectively, over the comparable prior periods primarily due to an increase in loans and collateralized mortgage obligations. These increases were partially offset by an increase in the cost of interest-bearing liabilities to 5.31% both for the three and six months ended December 31, 1997, from 5.19% and 5.13% in the comparable prior periods reflecting higher costing FHLB borrowings. Also, the increase in yield on interest-earning assets was partially offset by a decline in the net interest margin from 3.14% in both the three and six months ended December 31, 1996 to 3.06% and 3.03% in the three and six months ended December 31, 1997 primarily due to utilizing excess capital to repurchase shares of the Company's common stock, which reduced interest income.

Provision for Loan Losses. The provision for loan losses increased by $3,000 or 20.0%, and by $6,000 or 20.0% in the three and six months ended December 31, 1997, respectively, over the comparable 1996 periods. The allowance for loan losses totalled $262,000 or .21% of the total loan portfolio and 44.5% of nonperforming loans at December 31, 1997. The nonperforming loans at December
31, 1997 were comprised primarily of one- to four-family mortgage loans and construction loans to builders which require a loan-to-value ratio of 75% or less. Management believes that these loans are adequately collateralized. Accordingly, no specific reserves have been assigned to these loans.

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

Other Income. Total other income decreased by $661,000 or 127.6% in the three months ended December 31, 1997 from the comparable prior period. The decrease was primarily due to a $679,000 or 235.8% decrease in gain on trading securities. The decrease in gain on trading securities was

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

primarily due to recent stock market volatility which resulted in a $391,000 mark to market loss in the current quarter compared to a $288,000 mark to market gain recorded in the comparable prior quarter. The trading securities portfolio is comprised of equity securities in various financial institutions. Despite the current quarter's performance in the trading portfolio, the trading portfolio has performed above expectations contributing a weighted average return since its inception two years ago of approximately 37% per year, which includes the most recent quarter's results. However, in an effort to achieve more normalized quarterly earnings and to minimize any future negative effect of volatile equity markets, the Company has adopted a plan to divest the existing trading portfolio through an orderly liquidation over the next several months. During the six months ended December 31, 1997, total other income decreased by $229,000 or 25.3% primarily due to a decline in trading gains of $310,000 or 64.7%. This amount was partially offset by an increase in mortgage banking revenues of $39,000 or 9.9% due to an increase in loans sold from $19.2 million in the six months ended December 31, 1996 to $21.5 million in the six months ended December 31, 1997.

Other Expenses. Total other expenses increased by $142,000 or 14.2% in the quarter ended December 31, 1997 over the comparable 1996 period. The increase was primarily due to an increase in compensation and benefits expense of $117,000 or 20.6% attributable to hiring additional staff to support the expansion of the Bank's core business activities and a $55,000 increase in ESOP expense due to the appreciation of the Company's common stock price. Professional fees increased by $24,000 or 40.0% due to legal costs associated with the Bank's conversion from a federally chartered savings bank to a state chartered savings bank, the formation of Sunrise Mortgage Corporation and other professional fees unrelated to litigation. These amounts were partially offset by a $22,000 or 57.9% decline in FDIC insurance expense as a result of the annual premium reduction from .23% to .064%. The other categories of other expenses did not significantly change in the three months ended December 31, 1997.

Total other expenses decreased by $272,000 or 11.0% in the six months ended December 31, 1997 over the comparable 1996 period. The decrease was primarily due to a $553,000 one-time government mandated FDIC special assessment to recapitalize the SAIF insurance fund on September 30, 1996 that did not occur during the current six month period. Excluding the one-time FDIC special assessment, other expenses increased by $281,000 or 14.7% in the six months ended December 31, 1997 over the comparable 1996 period. The increase was primarily due to increased compensation and benefits expense of $242,000 or 22.0% as a result of the hiring of additional staff to expand the Bank's core business activities. In addition, ESOP expense, a component of compensation and benefits expense, was higher by $86,000 due to the increase in the Company's stock price compared to the prior period. Professional fees increased by $58,000 or 55.8% related to higher legal fees unrelated to litigation. State taxes increased by $21,000 or 77.8% due to higher pre-tax income levels, as defined. These amounts were partially offset by a $58,000 or 65.2% decline in FDIC insurance expense (excluding the one-time assessment) as a result of the annual premium reduction from .23% to .064%. The other categories of other expenses did not significantly change in the six months ended December 31, 1997.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Federal Income Tax Expense. Federal income tax expense decreased by $221,000 in the quarter ended December 31, 1997 and increased by $100,000 in the six months ended December 31, 1997 over the comparable 1996 periods. Federal income tax expenses were based on pre-tax income levels for the respective periods.

LIQUIDITY

Bank West's primary sources of funds are deposits, principal and interest payments on loans, sales of loans, maturities of securities, and FHLB advances. While scheduled loan repayments and maturing investments are readily predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Bank West uses its capital resources to fund mortgage loan commitments, maturing certificates of deposit and savings withdrawals, and provide for its foreseeable short and long-term liquidity needs.

Bank West is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current federal regulations require that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At December 31, 1997, Bank West's liquidity was 8.5% or $4.3 million in excess of the 5% minimum federal requirement.


REGULATORY CAPITAL

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative and qualitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                                            Capital to Risk-
                                            Weighted Assets       Tier 1 Capital to
                                         Total       Tier 1        Average Assets
                                         -----       ------        --------------
         Well capitalized                 10.0%        6.0%             5.0%
         Adequately capitalized            8.0         4.0              4.0
         Undercapitalized                  6.0         3.0              3.0

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


At December 31, 1997, the Bank's capital satisfied the well capitalized requirement. Actual capital levels (dollars in millions) and minimum required levels were:

                                                                                             Minimum Required
                                                                                                To Be Well
                                                                     Minimum Required        Capitalized Under
                                                                        For Capital          Prompt Corrective
                                                   Actual            Adequacy Purposes      Action Regulations
                                              Amount     Ratio       Amount       Ratio      Amount       Ratio
                                              ------     -----       ------       -----      ------       -----
1997
Total capital (to risk-weighted assets)        $19.4     22.2%         $7.0       8.0%         $8.7      10.0%
Tier 1 capital (to risk-weighted assets)        19.2     21.9           3.5       4.0           5.2       6.0
Tier 1 capital (to average assets)              19.2     11.6           6.6       4.0           8.2       5.0


Prior to December 1997, the Bank was a federally chartered savings bank and subject to the following regulatory requirements:

1996
Total capital (to risk-weighted assets)        $19.0     27.5%         $5.5       8.0%         $6.9      10.0%
Tier 1 capital (to risk-weighted assets)        18.8     27.2           2.8       4.0           4.2       6.0
Tier 1 capital (to adjusted total assets)       18.8     13.5           5.6       4.0           7.0       5.0

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

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                         Quarter Ended December 31, 1997


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

Item 6 -          Exhibits and Reports on Form 8-K:
                  (a) Exhibits: The following exhibit is filed herewith:

                        Exhibit No.                   Description
                        -----------                   -----------

                           27.1                     Financial Data Schedule

                  (b) Reports on Form 8-K:

                      No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.

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