Form 10-Q
period 1998-03-31
BANK WEST FINANCIAL CORP
filed 1998-05-14
CIK 934598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998


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

Shares of common stock, par value $.01 per share, outstanding as of May 14, 1998: 2,623,629.

                         BANK WEST FINANCIAL CORPORATION
                                    FORM 10-Q
                          Quarter Ended March 31, 1998

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

ITEM 1 - Financial Statements


           Consolidated Balance Sheets -
                  March 31, 1998 (unaudited) and June 30, 1997

           Consolidated Statements of Income (unaudited) -
                  For The Three and Nine Months Ended March 31, 1998 and 1997

           Consolidated Statements of Cash Flows (unaudited) -
                  For The Nine Months Ended March 31, 1998 and 1997

           Notes to Consolidated Financial Statements


ITEM 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations


                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

ITEM 2 - Changes in Securities and Use of Proceeds

ITEM 3 - Defaults upon Senior Securities

ITEM 4 - Submission of Matters to a Vote of Security Holders

ITEM 5 - Other Information
22

ITEM 6 - Exhibits and Reports on Form 8-K


SIGNATURES

                         BANK WEST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,          June 30,
                                                                      1998               1997
                                                                 -------------      -------------
                                                                  (Unaudited)
ASSETS
        Cash and due from banks                                  $   3,603,556      $   1,722,734
        Interest-bearing deposits                                    3,621,875          1,950,522
                                                                 -------------      -------------
              Total cash and cash equivalents                        7,225,431          3,673,256

        Interest-bearing time deposits                                  99,000             99,000
        Securities available for sale (Note 5)                      31,541,679         25,550,974
        Securities held to maturity
          (fair value: $9,042,877 at March 31, 1998,                 8,986,168          4,003,575
           $4,001,875 at June 30, 1997)  (Note 5)
        Trading securities                                           1,694,068          2,921,251
        Loans held for sale  (Note 6)                                7,899,008          2,231,151
        Loans, net (Note 7)                                        115,856,035        111,530,092
        Federal Home Loan Bank stock                                 2,100,000          1,550,000
        Premises and equipment                                       3,163,499          3,128,158
        Accrued interest receivable                                    895,858            762,990
        Mortgage servicing rights                                      295,528            148,569
        Real estate owned                                              137,780               --
        Other assets                                                   460,302             76,175
                                                                 -------------      -------------

             Total assets                                        $ 180,354,356      $ 155,675,191
                                                                 =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
        Deposits                                                 $ 117,556,257      $ 102,862,152
        Federal Home Loan Bank borrowings                           38,209,202         29,000,000
        Accrued interest payable                                       318,811            202,217
        Advance payments by borrowers
           for taxes and insurance                                     479,651            491,710
        Deferred federal income tax                                    201,345            287,635
        Other liabilities                                              158,319            239,168
                                                                 -------------      -------------
               Total liabilities                                   156,923,585        133,082,882
                                                                 -------------      -------------

                         BANK WEST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,          June 30,
                                                                      1998               1997
                                                                 -------------      -------------
                                                                  (Unaudited)
        Stockholders' Equity:
        Common stock, $.01 par value; 10,000,000 shares
           authorized; 2,623,629 issued at March 31, 1998
           and 1,753,475 issued at June 30, 1997                        26,237             17,535
        Additional paid-in-capital                                  11,499,330         11,432,798
        Retained earnings, substantially restricted                 12,993,995         12,647,112
        Net unrealized gain on securities available for
           sale, net of tax of $110,869 at March 31, 1998
           and $6,548 at June 30, 1997                                 227,925             12,710
        Unallocated ESOP shares (Note 3)                              (907,248)        (1,004,448)
        Unearned Management Recognition Plan shares (Note 4)          (409,468)          (513,398)
                                                                 -------------      -------------
               Total stockholders' equity                           23,430,771         22,592,309
                                                                 -------------      -------------

               Total liabilities and stockholders' equity        $ 180,354,356      $ 155,675,191
                                                                 =============      =============


          See accompanying notes to consoldiated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                Three Months Ended                        Nine Months Ended
                                                                      March 31,                                March 31,
                                                              1998                1997                  1998              1997
                                                           -----------         -----------          -----------         -----------
Interest and dividend income
        Loans                                              $ 2,427,803         $ 2,047,688          $ 7,245,199         $ 5,997,175
        Securities                                             626,847             478,728            1,755,483           1,387,561
        Other interest-bearing deposits                         41,365              51,549              105,523             174,140
        Dividends on FHLB stock                                 38,871              28,550              113,940              86,760
                                                           -----------         -----------          -----------         -----------
                                                             3,134,886           2,606,515            9,220,145           7,645,636
                                                           -----------         -----------          -----------         -----------
Interest expense
        Deposits                                             1,393,561           1,256,577            4,124,054           3,635,490
        FHLB borrowings                                        485,186             294,039            1,481,624             853,879
                                                           -----------         -----------          -----------         -----------
                                                             1,878,747           1,550,616            5,605,678           4,489,369
                                                           -----------         -----------          -----------         -----------
Net interest income                                          1,256,139           1,055,899            3,614,467           3,156,267

Provision for loan losses                                       21,000              15,000               57,000              45,000
                                                           -----------         -----------          -----------         -----------

Net interest income after provision
    for loan losses                                          1,235,139           1,040,899            3,557,467           3,111,267
                                                           -----------         -----------          -----------         -----------

Other income
        Gain (loss) on sale of securities                       28,733              (2,421)              41,328              (4,291)
        Gain on trading securities                               9,721              98,865              179,023             577,936
        Gain on sale of loans                                  147,132             123,473              465,744             399,691
        Fees and service charges                                64,434              79,926              232,978             224,928
        Miscellaneous income                                     2,102               1,550                7,718               4,054
                                                           -----------         -----------          -----------         -----------
                                                               252,122             301,393              926,791           1,202,318
                                                           -----------         -----------          -----------         -----------
Other expenses
        Compensation and benefits                              718,688             561,475            2,062,229           1,663,136
        Professional fees                                       60,370              56,186              222,638             160,184
        Federal Deposit Insurance                               16,231              14,727               47,711             103,280
        FDIC Special Assessment (Note 8)                          --                  --                   --               553,000
        Occupancy                                               76,385              72,697              213,709             196,586
        Furniture, fixtures and equipment                       41,757              36,018              110,519             101,267
        Data processing                                         50,909              47,144              143,537             133,191
        Advertising                                             23,787              29,189               79,403              92,270
        State taxes                                             19,000              16,000               66,978              43,000
        Miscellaneous                                          165,515             126,668              417,484             378,417
                                                           -----------         -----------          -----------         -----------
                                                             1,172,642             960,104            3,364,208           3,424,331
                                                           -----------         -----------          -----------         -----------

                         BANK WEST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                Three Months Ended                        Nine Months Ended
                                                                      March 31,                                March 31,
                                                              1998                1997                  1998              1997
                                                           -----------         -----------          -----------         -----------
Income before federal income tax expense                       314,619             382,188            1,120,050             889,254

Federal income tax expense                                     106,800             129,650              380,060             302,350
                                                           -----------         -----------          -----------         -----------

Net income                                                 $   207,819         $   252,538          $   739,990         $   586,904
                                                           ===========         ===========          ===========         ===========

Basic Earnings per share (Note 2)                          $       .09         $       .11          $       .31         $       .22
                                                           ===========         ===========          ===========         ===========
Diluted Earnings per share (Note 2)                        $       .08         $       .10          $       .28         $       .22
                                                           ===========         ===========          ===========         ===========
Dividends per share                                        $       .06         $       .05          $       .16         $       .14
                                                           ===========         ===========          ===========         ===========


          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                   March 31,
                                                                           1998              1997
                                                                       ------------      ------------
Cash flows from operating activities
        Net income                                                     $    739,990      $    586,904
        Adjustments to reconcile net income to
        net cash from operating activities
             Origination and purchase of loans for sale                 (35,692,295)      (23,428,195)
             Proceeds from sale of mortgage loans                        30,490,182        26,442,386
             Purchase of trading securities                              (2,530,635)       (4,217,015)
             Proceeds from sale of trading securities                     3,936,841         3,719,423
             Net (gain) on sales of:
                Loans                                                      (465,744)         (399,691)
                Securities                                                 (220,351)         (573,645)
                Real estate owned                                            (2,241)             --
             Depreciation                                                   155,234           141,793
             Amortization of premiums, net                                   49,215            11,964
             ESOP expense                                                   260,719           135,169
             MRP expense                                                    114,300           115,130
             Provision for loan losses                                       57,000            45,000
             Change in:
                Deferred loan fees                                          (87,431)           38,322
                Other assets                                               (562,573)         (118,947)
                Other liabilities                                          (173,473)         (203,404)
                                                                       ------------      ------------
                     Net cash from operating activities                  (3,931,262)        2,295,194
                                                                       ------------      ------------

Cash flows from investing activities
        Increase in interest-bearing time deposits                             --             199,000
        Purchases of securities available for sale                      (21,323,884)       (9,685,270)
        Purchases of securities held to maturity                         (7,993,997)       (3,002,813)
        Proceeds from sale of securities                                 15,163,389         5,700,584
        Proceeds from maturity or call of securities                      3,000,000         1,000,000
        Loan originations, net of repayments                             (2,808,910)       (6,837,612)
        Loans purchased                                                  (1,745,675)         (805,300)
        Principal payments on mortgage-backed securities and CMO's          499,391           459,126
        Purchase of FHLB stock                                             (550,000)             --
        Proceeds from sale of real estate owned                              22,153              --
        Property and equipment expenditures                                (190,575)         (196,465)
                                                                       ------------      ------------
                     Net cash from investing activities                 (15,928,108)      (13,168,750)
                                                                       ------------      ------------

                         BANK WEST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                   March 31,
                                                                           1998              1997
                                                                       ------------      ------------
Cash flows from financing activities
        Proceeds from FHLB borrowings                                    38,209,202        13,073,446
        Repayment of FHLB borrowings                                    (29,000,000)       (9,000,000)
        Increase in deposits                                             14,694,105         9,432,298
        Dividends paid on common stock                                     (393,107)         (391,130)
        Exercise of stock options                                             7,282              --
        Repurchase of common stock                                         (105,937)       (4,818,866)
                                                                       ------------      ------------
                     Net cash from financing activities                  23,411,545         8,295,748
                                                                       ------------      ------------

Net change in cash and cash equivalents                                   3,552,175        (2,577,808)

Cash and cash equivalents at beginning of period                          3,673,256         6,694,089
                                                                       ------------      ------------

Cash and cash equivalents at end of period                             $  7,225,431      $  4,116,281
                                                                       ============      ============



Supplemental disclosures of cash flow information
        Cash paid during the period for
               Interest                                                $  5,489,084      $  4,457,462
               Income taxes                                                 678,119           336,050


          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three and Nine Months Ended March 31, 1998
                                   (Unaudited)


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

The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending June 30, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended June 30, 1997, included in the Company's 1997 Annual Report.


NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed under a new accounting standard effective for the quarter ended December 31, 1997. All earnings per share (EPS) data for prior periods have been restated to be comparable. Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period, including shares that have been released or committed to be released by the Employee Stock Ownership Plan (ESOP) and fully vested Management Recognition Plan (MRP) shares. Diluted earnings per share is computed as net income divided by the weighted average number of outstanding common shares used to derive Basic EPS, plus the dilutive effect of common stock equivalents relating to in-the-money stock options (both vested and unvested) and unvested MRP shares, as determined under the treasury stock method. All EPS data and weighted average share amounts have been adjusted retroactively for the three-for-two stock split in December 1997.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 1998
                                   (Unaudited)

NOTE 2 - EARNINGS PER SHARE (Continued)

A reconciliation of the numerators and denominators of Basic EPS and Diluted EPS for the three and nine months ended March 31, 1998 and 1997 are as follows:

                                                               Three Months Ended              Nine Months Ended
                                                                    March 31,                      March 31,
                                                              1998          1997             1998            1997
                                                              ----          ----             ----            ----
Earnings Per Share
         Net Income                                          $207,819       $252,538       $739,990        $586,904
                                                             ========       ========       ========        ========

         Weighted average common shares
           outstanding                                      2,356,792      2,403,531      2,354,217       2,634,747
                                                            =========      =========      =========       =========

         Earnings Per Share                                   $.09            $.11           $.31           $.22
                                                              ====            ====           ====           ====

Earnings Per Share Assuming Dilution
         Net Income                                          $207,819       $252,538       $739,990        $586,904
                                                             ========       ========       ========        ========

         Weighted average common shares
           outstanding                                      2,356,792      2,403,531      2,354,217       2,634,747
         Add: dilutive effects of assumed
           exercise of stock options
           and unvested MRP's
                  Stock options                               278,070         11,972        226,903          12,069
                  MRP shares                                   32,220          9,870         29,769           8,714
                                                               ------          -----         ------           -----

         Weighted average common and dilutive
           potential common shares outstanding              2,667,082      2,425,373      2,610,889       2,655,530
                                                            =========      =========      =========       =========

         Earnings Per Share Assuming Dilution                    $.08           $.10           $.28            $.22
                                                                 ====           ====           ====            ====

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

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 1998
                                   (Unaudited)

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

To fund the ESOP, $1,296,048 was borrowed from the Company for the purpose of purchasing 243,009 shares of common stock at $5.33 per share. Principal and interest payments on the loan are due in quarterly installments, with the final payment of principal and accrued interest being due and payable at maturity, which is June 30, 2005. Interest is payable during the term of the loan at a fixed rate of 7.0%. The loan is collateralized by the shares of the Company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated among participants on the basis of total compensation, as defined. The unallocated ESOP shares are shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets. ESOP expense of $86,000 and $261,000 was recorded for the three and nine months ended March 31, 1998.

NOTE 4 - STOCK BASED COMPENSATION PLANS

An employee stock option plan and a directors' stock option plan (SOPs) and an officers' and a directors' management recognition plan (MRPs) were authorized by the shareholders at the October 25, 1995 annual meeting. The employee stock option plan and the officers' MRP are administered by a committee of non-employee directors of the Company, while grants under the directors' stock option plan and the directors' MRP are pursuant to formulas set forth in the plans. Total shares made available under the SOPs and MRPs were 347,155 and 138,862, respectively. The Committee has awarded under the SOPs options to purchase 309,689 shares of common stock at exercise prices between $6.625 and $11.375 per share, which represent the average of the high and low sales prices of the Company's stock on the dates of the awards. Both the option shares and grant prices have been adjusted for the three-for-two stock split in December 1997. At March 31, 1998, there were 37,466 option shares reserved for future grants. As of March 31, 1998, 1,000 options have been exercised. No compensation expense was recognized in connection with the issuance of the options. Management has concluded that the Company will not adopt the accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting. Accordingly, adoption of SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.

On November 13, 1995, the Company repurchased 4% of its then outstanding shares and placed them in a trust for the exclusive use of the MRPs. The Committee has awarded 71,931 shares of common stock under the officers' MRP and 41,653 shares of common stock under the directors' MRP. MRP awards vest in five equal annual installments, with the first award vesting on October 25, 1996. Compensation expense for the MRPs is recognized on a pro-rata basis over the vesting period of the awards. During the three and nine months ended March 31, 1998, $38,100 and $114,300 was charged to compensation expense for the MRPs, respectively. The unearned compensation value of the MRPs is shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 1998
                                   (Unaudited)

NOTE 5 - SECURITIES

The amortized cost and estimated fair values of securities at March 31, 1998 and June 30, 1997 are as follows:

Available for Sale
                                                           Gross            Gross
                                         Amortized       Unrealized      Unrealized        Fair
                                           Cost            Gains           Losses          Value
                                        -----------     -----------     -----------     -----------
March 31, 1998 (unaudited)

U.S. agencies                           $ 3,995,250     $     5,000     $     1,000     $ 3,999,250
Equity securities                         1,904,438          61,250          51,938       1,913,750
Mortgage-backed securities                1,189,683             167          17,538       1,172,312
Collateralized mortgage obligations      24,106,968         373,296          23,897      24,456,367
                                        -----------     -----------     -----------     -----------
                                        $31,196,339     $   439,713     $    94,373     $31,541,679
                                        ===========     ===========     ===========     ===========

June 30, 1997

U.S. agencies                           $ 2,998,182     $      --       $    21,544     $ 2,976,638
Mortgage-backed securities                1,579,891           4,016           1,212       1,582,695
Collateralized mortgage obligations      20,953,643          88,217          50,219      20,991,641
                                        -----------     -----------     -----------     -----------
                                        $25,531,716     $    92,233     $    72,975     $25,550,974
                                        ===========     ===========     ===========     ===========


Held to Maturity

March 31, 1998 (unaudited)

Collateralized mortgage obligations       8,986,168          56,709            --         9,042,877
                                        ===========     ===========     ===========     ===========

June 30, 1997

U.S. agencies                           $ 1,000,762     $     1,113     $      --       $ 1,001,875
Collateralized mortgage obligations       3,002,813            --             2,813       3,000,000
                                        -----------     -----------     -----------     -----------
                                        $ 4,003,575     $     1,113     $     2,813     $ 4,001,875
                                        ===========     ===========     ===========     ===========

Trading securities totalled approximately $1.7 million and $2.9 million at March 31, 1998 and June 30, 1997, respectively. Realized and unrealized gains and losses on trading securities are included immediately in other income.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 1998
                                   (Unaudited)

NOTE 6 - SECONDARY MARKET MORTGAGE ACTIVITIES

The following summarizes the Company's secondary market mortgage activities, which consist solely of one- to four-family real estate loans:

                                                        Nine Months Ended
                                                             March 31,
                                                     1998              1997
                                                 ------------      ------------
Loans held for sale - beginning of period        $  2,231,151      $  4,297,092
Activity during the periods:
Loans originated and purchased for sale            35,692,295        23,428,195
Proceeds from sale of loans originated
  and purchased for sale                          (30,490,182)      (26,442,386)
Gain on sale of loans                                 465,744           399,691
                                                 ------------      ------------
Loans held for sale - end of period              $  7,899,008      $  1,682,592
                                                 ============      ============

During the past quarter, loans were either sold with servicing retained or with servicing released. The unpaid principal balance of mortgage loans serviced for others amounted to $34.5 million and $27.0 million at March 31, 1998 and June 30, 1997, respectively. Custodial escrow balances maintained in connection with the foregoing loans serviced for others were $135,798 and $116,813 at March 31, 1998 and June 30, 1997, respectively.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 1998
                                   (Unaudited)

NOTE 7 - LOANS

Loans are classified as follows:

                                                            March 31,         June 30,
                                                              1998              1997
                                                         -------------      -------------
Real estate loans:
         One-to four-family residential - fixed rate     $  16,652,428      $  18,595,586
         One-to four-family residential - balloon           19,170,376         12,493,524
         One-to four-family residential - adjustable        39,013,150         49,743,799
         Construction                                       20,789,068         21,500,849
         Commercial mortgages                                4,173,140          2,764,314
         Home equity lines of credit                         9,125,534          6,370,698
         Second mortgages                                    7,721,545          4,312,760
                                                         -------------      -------------
              Total mortgage loans                         116,645,241        115,781,530
Consumer loans                                               1,742,485          1,081,391
Commercial non-mortgage                                      3,922,926          2,032,190
                                                         -------------      -------------
              Total                                        122,310,652        118,895,111
Less:
         Loans in process                                    6,289,102          7,169,073
         Deferred fees and costs                              (117,347)           (29,916)
         Allowance for loan losses                             282,862            225,862
                                                         -------------      -------------
                                                         $ 115,856,035      $ 111,530,092
                                                         =============      =============

Provisions for losses on loans are charged to operations based on management's evaluation of potential losses in the portfolio. In addition to providing reserves on specific loans where a decline in value has been identified, general provisions for losses are established based upon the overall portfolio composition and general market conditions. In establishing both specific and general valuation allowances, management reviews individual loans, recent loss experience, current and future impact of economic conditions, the overall balance and composition of the portfolio, and such other factors which, in management's judgment, deserve recognition in estimating possible losses. At March 31, 1998, the total allowance for loan losses was 43.2% of total nonperforming loans and approximately $21,000 of the allowance for loan losses was allocated to specific loans.

Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and borrower circumstances.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 1998
                                   (Unaudited)


NOTE 8 - FDIC SPECIAL ASSESSMENT

On September 30, 1996, as part of the omnibus appropriations package signed by President Clinton, the government mandated a special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The one-time, special SAIF assessment amounted to $.657 for every $100 of SAIF-insured deposits as of March 31, 1995. The FDIC notified the Bank that the Bank's special assessment was $551,000, which after taxes reduced the Company's net income by $365,000 or $.13 per share in the quarter ended September 30, 1996. The Bank's deposit premiums, which were $.23 for every $100 of assessable deposits in 1996, were reduced to $.064 for every $100 of assessable deposits beginning January 1, 1997. Based on the Bank's deposits at March 31, 1998, the premium reduction should result in a pre-tax cost savings of approximately $195,000 per year for the Bank, or approximately $.05 per share after taxes.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of Bank West Financial Corporation, its wholly owned subsidiary, Bank West, and Sunrise Mortgage Corporation a wholly-owned subsidiary of Bank West, at March 31, 1998 and June 30, 1997 and the consolidated results of operations for the three and nine months ended March 31, 1998 with the same period in 1997. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Bank West Financial Corporation is the holding company for Bank West. In December 1997, Bank West converted from a federally chartered savings bank to a state chartered savings bank. Also, during December, Bank West formed Sunrise Mortgage Corporation, a wholly-owned subsidiary engaged in originating and purchasing non-conforming loans which, in turn, are all sold to investors on a servicing released basis. Sunrise Mortgage Corporation did not materially impact the Company's financial condition and results of operations in the quarter ended March 31, 1998. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary Bank West. The Company's business consists primarily of attracting deposits from the general public and using such deposits, together with Federal Home Loan Bank (FHLB) advances, to make loans for the purchase and construction of residential properties. The Company also originates commercial loans, home equity loans and various types of consumer loans.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

Total assets increased by $24.7 million or 15.9% from $155.7 million at June 30, 1997 to $180.4 million at March 31, 1998. The increase in total assets was primarily attributable to an increase in securities available for sale of $5.9 million, an increase in loans held for sale of $5.7 million, an increase in securities held to maturity of $5.0 million and an increase in net loan growth of $4.4 million. Securities available for sale and held to maturity increased due to the purchase of additional adjustable-rate collateralized mortgage obligations. Loans held for sale increased due to the recent decline in the overall interest rate environment which resulted in refinances primarily into 30-year fixed rate loans which the Bank generally sells to investors.

Total loans increased as greater emphasis was placed on originating home equity, second mortgages and commercial loans instead of concentrating primarily on residential mortgage banking activities. Management expects continued growth in these types of portfolio lending activities which is expected to improve the Bank's net interest spread. In addition, the Bank has increased its originations of three to ten year balloon mortgages on one- to four-family properties in effort to replace the recent run-off of one- to four-family loans, primarily fully-indexed ARM's which have refinanced to lower fixed interest rate products in the current interest rate environment. The substitution of ARM's with three to ten year balloon mortgages is expected to have a moderately negative effect on the average yield on interest-earning assets. However, the combination of the above mentioned lending activities should not only contribute to increased loan growth, but also have a positive impact on the Bank's net interest spread.

The Bank's mortgage banking activities consist of selling newly originated and purchased loans into the secondary market. The dollar amount of loans originated and purchased for resale in the nine months ended March 31, 1998 increased by $12.3 million or 52.6% to $35.7 million compared to $23.4 million in the comparable prior period. The increase in loan originations and purchases for resale is primarily the result of the current decline in the overall interest rate environment compared to the prior year as well as from the growth in the Bank's wholesale mortgage banking operation. Total loans sold amounted to $30.5 million and $26.4 million in the nine months ended March 31, 1998 and 1997, respectively. Loans held for sale amounted to $7.9 million and $1.7 million at March 31, 1998 and 1997, respectively. The Bank continues to increase the number of correspondent lending relationships and is exploring additional options to increase retail loan volume. During the current quarter, the Bank sold the majority of its loans held for sale either on a servicing retained or servicing released basis. The majority of loans originated and purchased in the current fiscal year have been 30-year fixed-rate loans. The Bank has sold the majority of these loans, increasing the ratio of its interest-sensitive assets to its interest-sensitive liabilities.

During December 1997, the Bank formed Sunrise Mortgage Corporation, a wholly-owned subsidiary engaged to originate and purchase non-conforming mortgage loans including sub-prime mortgage loans for resale. All of the loans originated and purchased must have a commitment in place to sell the loan to an investor on a servicing released basis. Sunrise Mortgage Corporation is expected to break-even within six months and experience rapid growth during the next fiscal year.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Mortgage-backed securities and collateralized mortgage obligations have increased from $25.6 million at June 30, 1997 to $34.6 million at March 31, 1998. During the quarter ended March 31, 1998, the Bank purchased additional adjustable-rate collateralized mortgage obligation floaters which is consistent with the Bank's strategy of increasing the ratio of interest-sensitive assets to interest-sensitive liabilities. At March 31, 1998, the unrealized gain on securities (including mortgage-backed securities and collateralized mortgage obligations) classified as available for sale totalled $228,000 net of federal income taxes and is shown as an increase in stockholders' equity.

The Bank's nonperforming assets totalled $794,000 or .44% of total assets at March 31, 1998 compared to $437,000 or .28% of total assets at June 30, 1997. The increase in nonperforming assets is primarily due to construction loans to builders collateralized by single-family homes and a $138,000 increase in real estate owned. However, since these loans require a loan-to-value ratio of 75% or less, management believes that these loans are adequately collateralized. Accordingly, no specific reserves have been assigned to these nonperforming assets. At March 31, 1998, the total allowance for loan losses was $283,000 or 43.2% of total nonperforming loans, and approximately $21,000 of the allowance for loan losses was allocated to specific loans. During the nine months ended March 31, 1998, there were no net charge-offs. At March 31, 1998, $95.6 million or 78.2% of the Bank's total loan portfolio was collateralized by first liens on one-to four-family residences, and the net loan portfolio amounted to 64.2% of total assets.

Total deposits increased by $14.7 million or 14.3% from June 30, 1997 to March 31, 1998 primarily due to an increase in certificates of deposit of $10.0 million. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Bank believes that its passbook savings, statement savings, NOW and demand accounts are relatively stable sources of deposits.
However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be affected by market conditions.

When deposit growth does not match the growth of assets, other funding sources such as FHLB advances are utilized. During the nine months ended March 31, 1998, the Bank increased FHLB advances by $9.2 million since loan and securities growth exceeded deposit growth. FHLB advances have generally been used to fund the Bank's mortgage banking activities, loan and securities growth. See "Liquidity" section for further discussion of the Bank's sources of funds.

Stockholders' equity increased from $22.6 million at June 30, 1997 to $23.4 million at March 31, 1998. The increase was primarily due to net income of approximately $740,000 and an increase in the unrealized gain on securities available for sale of approximately $215,000. The Company's securities classified as available for sale are carried at market value, with unrealized gains or losses reported as a separate component of stockholders' equity, net of federal income taxes.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Bank has performed a review to determine whether or not any Bank West system is exposed to the risk of year 2000 noncompliance. An inventory of electronic systems and programs has been completed. All electronic systems and programs utilized by Bank West are maintained or supported by third party vendors. The most significant vendor, Fiserv, which acts as a service bureau for the Bank's on-line data processing expects to complete its year 2000 project by mid-1998. The Bank intends to participate in the testing and verification of year 2000 related changes made by Fiserv during the third calendar quarter of 1998. Testing and verification of other software and hardware vendors is ongoing. The Bank has received representation letters from many of its vendors indicating that their system is or will be year 2000 compliant. Although the exact cost of achieving year 2000 compliance will not be determined until after the testing and verification phases are complete, including an assessment as to compatibility of any new vendor software with the Bank's current hardware or software, the range of costs to achieve year 2000 compliance is currently estimated between $75,000 and $100,000.

RESULTS OF OPERATIONS

Net Income. Net income decreased by $45,000 or 17.8% in the quarter ended March 31, 1998 from $253,000 in the comparable 1997 period to $208,000 in the current quarter. The decline in net income in the current quarter was primarily due to reduced gains on trading securities by $89,000 as a result of the Company's decision in January 1998 to divest its remaining equity securities trading portfolio stemming from a mark to market loss of $391,000 taken during the quarter ended December 31, 1997. For the nine months ended March 31, 1998, net income increased by $153,000 or 26.1%. The increase was primarily due to the one-time FDIC special assessment taken during the prior year's September 30, 1996 quarter, which had a negative after tax impact of $365,000 (See Note 8 for further discussion). The special assessment amount, however, was largely offset by a decrease in trading gains by $399,000, which had an after tax impact of approximately $263,000.

Net Interest Income. Net interest income increased by $200,000 or 18.9% and by $458,000 or 14.5% in the three and nine months ended March 31, 1998 over the comparable 1997 periods, respectively. Net interest income increased due to an increase in the average interest rate spread, which increased to 2.61% and 2.54% in the three and nine months ended March 31, 1998, respectively, from 2.45% and 2.41%in the comparable 1997 periods. The increased spreads were primarily due to an increase in the yield on interest-earning assets to 7.68% and 7.77% in the three and nine months ended March 31, 1998, respectively, from 7.55%in both of the comparable prior periods, reflecting continued emphasis on higher yielding construction, home equity, consumer and commercial loans. In addition, average interest-earning assets increased by $25.5 million or 18.5% and $23.4 million or 17.3% in the three and nine months ended March 31, 1998, respectively, over the comparable prior periods, primarily due to an increase in loans and collateralized mortgage obligations. In addition, the cost of interest-bearing liabilities decreased to 5.07% from 5.10% in the most recent quarter, reflecting lower rates on repricing FHLB borrowings. However, the cost of interest-bearing liabilities increased during the nine months ended March 31, 1998 to 5.23% from 5.14% in the comparable prior period due to reflecting higher costing FHLB borrowings in the first two quarters of the fiscal year versus the prior period.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Loan Losses. The provision for loan losses increased by $6,000 or 40.0% and by $13,000 or 28.9% in the three and nine months ended March 31, 1998, respectively, over the comparable 1997 periods. The allowance for loan losses totalled approximately $283,000 or .23% of the total loan portfolio and 43.2% of nonperforming loans at March 31, 1998. The nonperforming loans at March 31, 1998 were comprised primarily of one- to four-family mortgage loans, construction loans to builders which require a loan-to-value ratio of 75% or less and consumer loans. At March 31, 1998, $21,000 of specific reserves have been assigned to nonperforming loans.

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

Other Income. Total other income decreased by $49,000 or 16.3% in the three months ended March 31, 1998 from the comparable prior period. The decrease was primarily due to an $89,000 or 89.9% decrease in gain on trading securities. The decrease in gain on trading securities was primarily due to the Company's decision to divest its existing equity securities trading portfolio in light of recent stock market volatility which had resulted in a $391,000 mark to market loss in the prior quarter. Accordingly, the current quarter's trading gain reflects the mark to market adjustment relating to remaining equity securities yet to be liquidated. At March 31, 1998, the trading portfolio was $1.7 million. The trading securities portfolio is comprised of equity securities in various financial services institutions. The decline in trading gains was partially offset by an increase in gain on sale of loans by $24,000 or 19.5% due to a $9.0 million increase in the volume of loans sold during the quarter compared to $7.2 million in the comparable prior period. In addition, gain on securities available for sale increased by $31,000 compared to the prior quarter due to the sale of a portion of the collateralized mortgage obligation portfolio.

During the nine months ended March 31, 1998, total other income decreased by $275,000 or 22.9% primarily due to a decline in trading gains of $399,000 or 69.0%. This amount was partially offset by an increase in gain on sale of loans of $66,000 or 16.5% due to an increase in loans sold from $26.4 million to $30.4 million in the nine months ended March 31, 1998. In addition, gain on securities available for sale increased by $45,000 compared to the prior period due to the sale of a portion of the collateralized mortgage obligation portfolio.

Other Expenses. Total other expenses increased by $213,000 or 22.2% in the quarter ended March 31, 1998 over the comparable 1997 period. The increase was primarily due to an increase in compensation and benefits expense of $158,000 or 28.2% attributable to hiring additional staff to support the expansion of the Bank's core business activities and a $40,000 increase in ESOP expense due to the appreciation of the Company's common stock price. The remaining categories of other expenses did not significantly change in the three months ended March 31, 1998.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total other expenses decreased by $60,000 or 1.8% in the nine months ended March 31, 1998 over the comparable 1997 period. The decrease was primarily due to a $553,000 one-time government mandated FDIC special assessment to recapitalize the SAIF insurance fund on September 30, 1996 that did not occur during the current nine month period. Excluding the one-time FDIC special assessment, other expenses increased by $493,000 or 17.2% in the nine months ended March 31, 1998 over the comparable 1997 period. The increase was primarily due to increased compensation and benefits expense of $399,000 or 24.0%, partly due to higher ESOP expense of $126,000 relating to the increase in the Company's stock price compared to the prior period. In addition, the Bank hired additional staff to expand its core business activities. Professional fees increased by $63,000 or 39.4% related to higher legal fees unrelated to litigation. State taxes increased by $24,000 or 55.8% due to higher pre-tax income levels, as defined. These amounts were partially offset by a $55,000 or 53.4% decline in FDIC insurance expense (excluding the one-time assessment) as a result of the annual premium reduction from .23% to .064%. The other categories of other expenses did not significantly change in the nine months ended March 31, 1998.


Federal Income Tax Expense. Federal income tax expense decreased by $23,000 in the quarter ended March 31, 1998 and increased by $72,000 in the nine months ended March 31, 1998 over the comparable 1997 periods. Federal income tax expenses were based on pre-tax income levels for the respective periods.

LIQUIDITY

Bank West's primary sources of funds are deposits, principal and interest payments on loans, sales of loans, maturities of securities, and FHLB advances. While scheduled loan repayments and maturing investments are readily predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. Bank West uses its capital resources to fund mortgage loan commitments, maturing certificates of deposit and savings withdrawals, and to provide for its foreseeable short and long-term liquidity needs.

Bank West is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current federal regulations require that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 1998, Bank West's liquidity was 9.6% or $6.1 million in excess of the 5% minimum federal requirement.


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

During December 1997, the Bank converted from a federally chartered savings bank to a state chartered savings bank. At March 31, 1998, the Bank's capital satisfied the well capitalized requirement. Actual capital levels (dollars in millions) and minimum required levels were:

                                                                                             Minimum Required
                                                                                                To Be Well
                                                                     Minimum Required        Capitalized Under
                                                                        For Capital          Prompt Corrective
                                                  Actual             Adequacy Purposes      Action Regulations
                                              Amount     Ratio       Amount       Ratio      Amount       Ratio
                                              ------     -----       ------       -----      ------       -----
March 31, 1998

Total capital (to risk-weighted assets)        $19.8     21.1%         $7.5       8.0%         $9.4      10.0%
Tier 1 capital (to risk-weighted assets)        19.5     20.8           3.7       4.0           5.6       6.0
Tier 1 capital (to average assets)              19.5     11.7           6.7       4.0           8.3       5.0


June 30, 1997

Total capital (to risk-weighted assets)        $18.7     23.4%         $6.4       8.0%         $8.0      10.0%
Tier 1 capital (to risk-weighted assets)        18.4     23.1           3.2       4.0           4.8       6.0
Tier 1 capital (to adjusted total assets)       18.4     12.2           4.5       3.0           7.6       5.0

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

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                          Quarter Ended March 31, 1998


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

Item 6 -          Exhibits and Reports on Form 8-K:
                  (a) Exhibits: The following exhibit is filed herewith:

                      Exhibit No.                   Description
                      -----------                   -----------

                           27.1                     Financial Data Schedule

                  (b) Reports on Form 8-K:

                      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BANK WEST FINANCIAL CORPORATION
                                            Registrant


Date: May 14, 1998                          /s/Paul W. Sydloski
                                            -------------------------------
                                            Paul W. Sydloski, President and
                                            Chief Executive Officer
                                            (Duly Authorized Officer)



Date: May 14, 1998                          /s/Kevin A. Twardy
                                            -------------------------------
                                            Kevin A. Twardy, Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)