Form 10-K
period 1998-06-30
BANK WEST FINANCIAL CORP
filed 1998-09-25
CIK 934598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED]

                     For the fiscal year ended June 30, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from __________ to _______________

                          Commission File No.: 0-25666

                         Bank West Financial Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Michigan                                      38-3203447
    ---------------------------------                   ---------------------
      (State or other jurisdiction                         (I.R.S. Employer
    of incorporation or organization)                   Identification Number)

        2185 Three Mile Road N.W.
         Grand Rapids, Michigan                                 49544
        -------------------------                             ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based upon the $11.00 per share closing price of the Registrant's common stock as of September 21, 1998, the aggregate market value of the 1,919,804 shares of the Registrant's common stock deemed to be held by non-affiliates of the Registrant was $21.1 million. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 21, 1998: 2,623,629

                       DOCUMENTS INCORPORATED BY REFERENCE

        Listed below are the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) portions of the Annual Report to Stockholders for the year ended June 30, 1998 are incorporated into Part II, Items 5 through 8 of this Form 10-K; and (2) portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

PART I.

Item 1.  Business.

General

        Bank West Financial Corporation (the "Company") is a Michigan corporation organized in December 1994 by Bank West ("Bank West" or the "Bank") for the purpose of becoming a unitary holding company of the Bank. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Company's Employee Stock Ownership Plan (the "ESOP"), and the portion of the net proceeds retained by the Company in connection with the conversion of the Bank from the mutual to stock form of organization in March 1995 (the "Conversion"). The business and management of the Company consists of the business and management of the Bank.

        Bank West is a Michigan-chartered stock savings bank that was originally formed in 1887 as a Michigan-chartered mutual savings and loan association known as West Side Building and Loan. In 1938, the Bank converted to a federal savings association known as West Side Federal Savings and Loan Association. The Bank changed its name and became a federally-chartered mutual savings bank in 1993. In March 1995, the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, and in December 1997 the Bank converted to a Michigan-chartered bank.

        Bank West conducts business from three offices located in Grand Rapids, Michigan. At June 30, 1998, the Company had $181.5 million of total assets, $158.2 million of total liabilities, including $120.0 million of deposits, and $23.3 million of total stockholders' equity.

        Bank West is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured primarily by one- to four-family residences located in the western Michigan area. Bank West is a community-oriented savings institution which emphasizes customer service. It generally has sought to enhance its net income by, among other things, maintaining strong asset quality. In pursuit of these goals, Bank West has adopted a business strategy that emphasizes lending and deposit products and services traditionally offered by savings institutions. In addition, since April 1993, the Bank has engaged in mortgage banking activities by originating (and since fiscal 1994 purchasing) one- to four-family residential loans for sale into the secondary market. The implementation of such strategy has enabled the Bank to be profitable and to exceed regulatory capital requirements. At June 30, 1998, the Bank's ratio of Tier 1 capital to average total assets was 11.3%, its ratio of Tier 1 capital to risk-weighted assets was 20.6% and its ratio of total capital to risk-weighted assets was 20.9%. See "Regulation - The Bank - Regulatory Capital Requirements."

        Beginning in fiscal 1995, the Bank expanded its loan products by offering commercial loans and various types of consumer loans. At June 30, 1998, there were $29.4 million in loans receivable outstanding for these loan products compared to $16.5 million and $7.0 million outstanding for such loan products at June 30, 1997 and 1996, respectively. Of the $29.4 million at June 30, 1998, $18.0 million consisted of home equity lines of credit and second mortgages. The Bank expects its commercial and consumer loan products will improve its net interest margin and make the Bank more competitive in the marketplace.

        The Company's total nonperforming assets, which consist of $841,000 of non-accruing loans 90 days or more delinquent and $192,000 of net real estate owned, totalled $1,033,000 or .87% of the net loan portfolio at June 30, 1998. At the end of each of the last five fiscal years, the Company's total nonperforming assets did not exceed fiscal 1998 levels. At June 30, 1998, the Company's allowance for loan losses amounted to $290,000, representing .21% of the total loan portfolio and .34% of total nonperforming loans at such date. See "Asset Quality."

        The Bank is subject to examination and comprehensive regulation by the Commissioner of the Financial Institutions Bureau of the State of Michigan
("Commissioner" or "Financial Institutions Bureau"), which is the Bank's chartering authority and primary regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation ("FDIC"), the administrator of the Savings Association Insurance Fund ("SAIF"). The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "FRB") and is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, which is one of the 12 regional banks comprising the FHLB System.

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

        The Company's executive office is located at 2185 Three Mile Road N.W., Grand Rapids, Michigan 49544, and its telephone number is (616) 785-3400.

Market Area

        The Company's market area consists of western Michigan, with its primary market area consisting of Grand Rapids, Michigan and the surrounding metropolitan statistical area. Grand Rapids is located in west central Michigan on the Grand River, the state's longest river. With a population of 189,000 as of 1990, the city is the 83rd largest in the United States and the second largest in Michigan after Detroit. Grand Rapids is part of the Grand Rapids Metropolitan Statistical Area with a population of 1,024,000 people as of 1997, a 48.8% increase from the 1990 census. Per capita income has increased 10.3% from $18,000 in 1990 to $19,851 in 1997. Major industries include furniture manufacture, metal fabrication, medical supplies, plastics, footwear, processed foods, agricultural products, mining of gypsum (for which Michigan is the leading supplier in the nation), appliance manufacture, and health care services. Major employers in the area include Meijer, Inc., Steelcase, General Motors Corp., Amway Corporation and Spectrum Health.

Lending Activities

        Loan Portfolio Composition. At June 30, 1998, the Company's total loan portfolio, including loans held for sale but before net items, amounted to $135.4 million. The net loan portfolio, excluding loans held for sale, amounted to $118.9 million at June 30, 1998, representing approximately 65.5% of the Company's $181.5 million of total assets at that date. The lending activities are conducted through Bank West, and the principal lending activity of Bank West is the origination of one- to four-family residential loans. The Bank has also purchased such loans to supplement its loan originations. At June 30, 1998, one- to four-family residential loans amounted to $80.6 million or 59.5% of the total loan portfolio, including loans held for sale. To a lesser extent, the Bank originates construction and land development loans, home equity lines of credit, second mortgages, commercial and consumer loans. Construction and land development loans amounted to $25.4 million or 18.8% of the Bank's total loan portfolio, home equity lines of credit amounted to $9.9 million or 7.3% of the total loan portfolio, and second mortgages amounted to $8.1 million or 6.0%, of the total loan portfolio, including loans held for sale. At June 30, 1998, commercial mortgages amounted to $6.5 million or 4.8%, commercial non-mortgages amounted to $3.3 million or 2.4%, and consumer loans amounted to $1.7 million or 1.2%, of the total loan portfolio, including loans held for sale.

        The following table sets forth the composition of Bank West's loan portfolio by type of loan at the dates indicated.

                                                                                   June 30,
                                      ----------------------------------------------------------------------------------------------
                                             1998                1997               1996                1995              1994
                                      ----------------------------------------------------------------------------------------------

                                       Amount      %       Amount      %      Amount      %       Amount      %      Amount      %
                                      --------   -----    --------   -----    -------   -----    -------    -----    ------   -----
                                                                            (Dollars In Thousands)
Real estate loans:(1)
  One- to four-family residential      $80,554    59.5%    $83,065    68.6%   $85,034    80.2%   $92,673     91.7%  $87,177    91.1%
  Construction and land development     25,407    18.8      21,560    17.8     14,074    13.3      6,146      6.1     7,412     7.8
  Commercial mortgages                   6,485     4.8       2,764     2.3      1,194     1.1         90       .1       159      .2
  Home equity lines of credit            9,877     7.3       6,371     5.2      2,214     2.1       1453      1.4       545      .5
  Second mortgages                       8,148     6.0       4,253     3.5      1,927     1.8        683      0.7       363      .4
Consumer loans                           1,666     1.2       1,081      .9        622     0.6         30       --        --      --
Commercial non-mortgage                  3,253     2.4       2,032     1.7      1,010     0.9         --       --        --      --
                                      --------   -----    --------   -----    -------   -----    -------    -----    ------   -----
    Total loans                        135,390   100.0%    121,126   100.0%   106,075   100.0%   101,075    100.0%   95,656   100.0%
                                                 =====               =====              =====               =====             =====
Less:
  Loans held for sale                    8,157               2,231              4,297              2,746              1,282
  Loans in process                       8,248               7,169              5,828              2,290              2,888
  Deferred fees and discounts            (211)                (30)                 47                 95                159
  Allowance for loan losses                290                 226                166                108                 88
                                      --------            --------            -------           --------
    Net loans                         $118,906            $111,530            $95,737            $95,836            $91,239
                                       =======             =======             ======           ========             ======

-------------------------

(1)  Includes loans held for sale.

        Contractual Maturities. The following table sets forth the scheduled contractual maturities of Bank West's loans at June 30, 1998. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments but do reflect normal amortization.

                                                 One- to      Construction
                                               Four-Family      and Land      Commercial          Home          Second
                                               Residential    Development       Mortgages        Equity        Mortgages
                                               -----------    -----------       ---------        ------        ---------
                                                                              (In Thousands)
Amounts due after June 30, 1998 in:
   One year or less                             $    675        $ 14,346        $  2,226        $     12        $    422
   After one year through two years                  374              99             433            --                 8
   After two years through three years            12,027           3,902             707             375              57
   After three years through five years            2,789             410           3,119             960           1,341
   After five years through ten years             12,366           4,422            --             8,530           2,825
   After ten years through fifteen years          10,616            --              --              --             2,771
   After fifteen years                            41,707           2,228            --              --               724
                                                --------        --------        --------        --------        --------
    Total(1)                                    $ 80,554        $ 25,407        $  6,485        $  9,877        $  8,148
                                                ========        ========        ========        ========        ========


                                                                Commercial
                                                Consumer       Non-Mortgage      Total
                                                --------       ------------      -----
Amounts due after June 30, 1998 in:
   One year or less                             $     59        $  2,076        $ 19,816
   After one year through two years                  112             127           1,153
   After two years through three years               380             368          17,816
   After three years through five years            1,110             682          10,411
   After five years through ten years                  5            --            28,148
   After ten years through fifteen years            --              --            13,387
   After fifteen years                              --              --            44,659
                                                --------        --------        --------
    Total(1)                                    $  1,666        $  3,253        $135,390
                                                ========        ========        ========

------------------------------------
(1) Gross of loans in process, deferred fees and discounts, and allowance for loan losses.

    The following table sets forth the dollar amount of all loans, before net items, due after one year from June 30, 1998, based on the scheduled contractual maturities shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                                       Floating or
                                        Fixed-Rate   Adjustable-Rate      Total
                                        ----------   ---------------      -----
                                                     (In Thousands)
One- to four-family residential           $47,310        $32,569        $ 79,879
Construction and land development          10,135            926          11,061
Commercial mortgages                        2,294          1,965           4,259
Home equity                                  --            9,865           9,865
Second mortgages                            7,726           --             7,726
Consumer                                    1,607           --             1,607
Commercial non-mortgage                       522            655           1,177
                                          -------        -------        --------
  Total                                   $69,594        $45,980        $115,574
                                          =======        =======        ========

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

    Origination, Purchase and Sale of Loans. The lending activities of Bank West are subject to the written, non-discriminatory underwriting standards and loan origination procedures established by Bank West's Board of Directors and management. Loan originations are obtained through a variety of sources, including referrals from real estate brokers, developers, builders and existing customers. Written loan applications are taken by lending personnel, and the loan department supervises the procurement of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by independent outside appraisers. Except for second mortgages and home equity lines of credit, as to which only title searches are performed, Bank West generally requires title insurance with respect to residential and construction loans. Hazard insurance is also required on all secured property, as is flood insurance if the property is located within a designated flood zone.

    Bank West's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. If the loan is to be sold to one of the investors with which the Bank has an agreement, as discussed below, the Bank's loan underwriter may approve the loan if the investor has delegated such authority to the Bank. If the investor requires that the loan be underwritten by it, the loan is submitted to the investor for its approval. If the loan is to be held in the Bank's portfolio, it must also be approved by individuals granted loan approval authority if the loan does not exceed $275,000. If the loan is to be held in the portfolio and exceeds $275,000 but does not exceed $500,000, it must be approved by the Loan Committee. Loans in excess of $500,000 must be approved by the Board of Directors.

    The Bank has entered into agreements with the Federal Home Loan Mortgage Corporation ("FHLMC") and several private investors. The Bank sells loans with servicing retained to FHLMC on a mandatory commitment basis. Each private investor has agreed to purchase loans, together with servicing thereof, from the Bank on a loan-by-loan best efforts basis, provided that the investor is satisfied after its review of the loan that the loan complies with its established underwriting guidelines and lending requirements. The Bank does not approve a loan to be originated for sale unless either the loan has been satisfactorily reviewed by one of the investors or the loan is to be sold to an investor that has delegated the approval authority to the Bank. The Bank makes certain representations and warranties regarding the loans it sells pursuant to the above agreements, primarily with respect to the origination of the loans, the loan documents and the existence of valid liens and insurance policies. Any violation of these representations and warranties or, with respect to certain of the agreements, the existence of certain deficiencies in the loans during a specified period may result in the Bank being required to repurchase the affected loans that were sold. As of June 30, 1998, the Bank has not been required to repurchase any of the loans it has sold. The above agreements may be terminated by either party at any time with respect to future loan commitments, with varying amounts of termination notice required.

    To supplement its loan originations, the Bank has entered into third-party origination agreements with a number of mortgage banking companies and financial institutions. Pursuant to such agreements, the third-party originators sell first and second mortgage loans, together with the servicing thereof, to the Bank on a loan-by-loan basis. The Bank is under no obligation to purchase any of such loans, and the Bank agrees to purchase specific loans only after it has determined that such loan meets its underwriting standards and, for first mortgages, the standards of the secondary market. The third-party originator makes certain representations and warranties regarding the loans it sells to the Bank. If there is a violation of the representations and warranties, then the Bank may require the third-party originator to repurchase the affected loans. The above agreements may be terminated by either party at any time with respect to future loan commitments. Pursuant to the third-party origination agreements, the Bank purchased $33.1 million of loans in the year ended June 30, 1998. Of the loans purchased in fiscal 1998, $14.8 million consisted of fixed-rate, one- to four-family residential loans, $448,000 consisted of mortgage loans which provide for periodic interest rate adjustments ("ARMs"), $5.5 million consisted of balloon mortgages, $8.9 million consisted of construction loans, part of which were included in loans in process at June 30, 1998, $2.8 million consisted of fixed-rate second mortgages and $617,000 consisted of variable-rate home equity loans. Most of the one- to four-family loans purchased by the Bank were for resale, whereas the purchased construction, home equity and second mortgage loans were for portfolio.

    The Bank sold $45.0 million, $32.9 million and $45.8 million of loans in fiscal 1998, 1997 and 1996, respectively, representing 39.1%, 42.5% and 66.2%, respectively, of total loans originated and purchased in such periods. Loan originations and purchases were at record levels in fiscal 1998, as greater emphasis was placed on originating residential construction, commercial and various types of consumer loans for portfolio instead of concentrating primarily on residential mortgage banking activities. In addition, lower prevailing market interest rates during fiscal 1998 compared to the prior fiscal year increased the dollar amount of refinances. Total loan originations and purchases were $115.0 million in fiscal 1998 compared to $77.4 million and $69.2 million in fiscal 1997 and 1996, respectively.

    At June 30, 1998, Bank West was servicing $33.2 million of loans for the FHLMC.

    The following table shows total loans originated, purchased, sold and repaid during the periods indicated, including in each case loans held for sale.

                                                      Year Ended June 30,
                                            ------------------------------------
                                              1998           1997        1996
                                            ---------      -------     --------
                                                        (In Thousands)
Loan originations:
  One- to four-family residential:
    Adjustable-rate                         $   1,054      $ 9,290     $  6,201
    Fixed-rate                                 44,655       14,890       26,524
  Construction:
    Adjustable-rate                             9,565       14,758        7,693
    Fixed-rate                                  8,737        1,470        4,078
  Commercial mortgages                          5,433        2,002        1,212
  Consumer loans                                2,078        1,006          768
  Home equity loans                             3,383        5,565        1,039
  Second mortgages                              5,043        4,194        1,645
  Commercial non-mortgage                       1,919        2,315        1,139
                                            ---------      -------     --------
      Total loan originations                  81,867       55,490       50,299
Loans purchased:
   Second mortgages                             2,776         --           --
   Home equity loans                              617         --           --
   One- to four-family residential             29,717       21,892       18,919
                                            ---------      -------     --------
     Total loans originated
      and purchased                           114,977       77,382       69,218
                                            ---------      -------     --------

Sales and loan principal repayments:
  Carrying value of loans sold                 44,320       32,416       45,181
  Loan principal repayments                    56,393       29,915       19,037
                                            ---------      -------     --------
    Total loans sold and
      principal repayments                    100,713       62,331       64,218
                                            ---------      -------     --------
Increase (decrease) due to other
  items, net (1)                               (6,888)         742       (5,099)
                                            ---------     -------     --------
Net increase (decrease) in
  loan portfolio, net                       $   7,376      $15,793     $    (99)
                                            =========      =======     ========

----------------------

(1) Other items consist of loans in process, deferred fees and discounts, allowance for loan losses and loans held for sale.

    Real Estate Lending Standards and Underwriting Policies. Effective March 19, 1993, all financial institutions were required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies in December 1992 ("Guidelines"). The Guidelines set forth uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extensions of credit secured by liens on interests in real estate or made for the purpose of financing the constructions of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

    The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards and requirements for documentation, approval and reporting. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with the LTV ratio being the total amount of credit to be extended divided by the appraised value or purchase price of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio.

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

    Although Michigan-chartered savings institutions, such as Bank West, are permitted to originate and purchase loans secured by real estate located throughout the United States, Bank West's present lending is primarily done within western Michigan. Subject to Bank West's loans-to-one borrower limitation, Bank West is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. Bank West may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of Bank West's total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, Bank West may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At June 30, 1998, Bank West was well within each of the above lending limits.

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

    Loans on Existing Residential Properties. The primary real estate lending activity of Bank West is the origination of loans secured by first mortgage liens on one- to four-family residences. At June 30, 1998, $80.6 million or 59.5% of Bank West's total loan portfolio, including loans held for sale but before net items, consisted of one- to four-family residential loans.

    The LTV ratio, maturity and other provisions of the loans made by Bank West generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Bank West. Bank West's lending policies on one- to four-family residential mortgage loans generally limit the maximum LTV ratio to 97% of the lesser of the appraised value or purchase price of the property, and generally one- to four-family residential loans in excess of an 80% LTV ratio require private mortgage insurance. Prior to November 1992, the Bank had required a minimum 25% down payment with respect to such loans. For 95% loans, the borrower's down payment must come from the borrower's own funds and cannot be in the form of a gift. A borrower's total debt-to-income ratio generally may not exceed 41%.

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

    Various legislative and regulatory changes have given Bank West the authority to originate and purchase ARMs, subject to certain limitations. At June 30, 1998, one- to four-family residential ARMs represented $32.6 million or 24.1% of the total loan portfolio, including loans held for sale.

    Bank West's one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. These loans have interest rates which are scheduled to adjust annually in accordance with a designated index (which, at present, is the one-year Treasury security index, plus a range from 2.75% to 2.875%). Bank West currently offers a one-year adjustable-rate mortgage with a 2% cap on the rate adjustment per period and a 6% cap rate adjustment over the life of the loan. The adjustable-rate loans in Bank West's loan portfolio are not convertible by their terms into fixed-rate loans, may be assumable and do not produce negative amortization. Bank West also offers 3, 5, 7 and 10 year balloon mortgages. During the past fiscal year, the Bank experienced a higher dollar amount of ARM prepayments and refinancings than anticipated. As a result, in fiscal 1998 the Bank instituted a 1% prepayment penalty on newly originated or purchased ARMs for portfolio. ARM loans originated or purchased for sale do not contain such prepayment penalties.

    The demand for adjustable-rate loans in Bank West's primary market area has been a function of several factors, including the level of interest rates, and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. Due to the generally lower interest rates prevailing in recent periods, the market demand for adjustable-rate loans has decreased as consumer preference for fixed-rate loans has increased. As a result, for fiscal 1998, ARMs represented only 2.3% of total one- to four-family residential loan originations as compared to 38.4% and 18.9% for fiscal 1997 and 1996, respectively. To offset ARM prepayments, the Bank originated various types of balloon mortgages for portfolio.

    Construction and Land Development Loans. The Bank originates and purchases loans to finance the construction of one- to four-family dwellings. It also originates loans for acquisition and development of unimproved property to be used for residential purposes. Construction loans represent loans to individuals who have a contract with a builder for the construction of their residence as well as loans to builders of residential real estate property. This type of lending has significantly increased in recent years and represents the second most significant type of loan for the Bank. At the end of fiscal 1998, 1997 and 1996, construction and land development loans amounted to $25.4 million, $21.6 million and $14.1 million, respectively, or 18.8%, 17.8% and 13.3% of the total loan portfolio (including loans held for sale), respectively. The Bank purchased $8.9 million of construction loans in fiscal 1998, a portion of which were included in loans in process at June 30, 1998. The Bank expects additional growth in its construction loan portfolio in fiscal 1999.

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

    Home Equity Lines of Credit. Bank West established a Home Equity Credit Line Program in November 1993 to further develop its second mortgage lending. The lines of credit are secured by one- to four-family residences and are available for any purpose. Loans are offered at the prime rate up to prime plus 1.5%. The minimum credit line is $1,000, and the maximum line of credit is equal to (a) either 95% of the property's appraised value or two times its assessed valuation, minus (b) any existing indebtedness secured by the property. The term of the line of credit is seven years, with a minimum monthly payment of the greater of 1% of the unpaid balance, $100 or the interest due on the line of credit. At June 30, 1998, $9.9 million or 7.3% of the Bank's total loan portfolio, including loans held for sale but before net items, consisted of home equity loans. During fiscal 1998, the Bank purchased $617,000 of home equity lines of credit from various correspondent financial institutions. The Bank had unused commitments of $7.1million of home equity lines of credit at June 30, 1998. Management expects additional growth in its home equity lines of credit in fiscal 1999.

    Second Mortgages. At June 30, 1998, $8.1 million or 6.0% of the Bank's total loan portfolio, including loans held for sale but before net items, consisted of second mortgages. The second mortgages are secured by one- to four-family residences, are for a fixed amount and a fixed term, and are made to individuals for a variety of purposes. During fiscal 1998, the Bank purchased $2.8 million of second mortgages from various correspondent financial institutions. Management expects additional growth in its second mortgage loan portfolio in fiscal 1999.

    Commercial Lending. Bank West's commercial mortgage and commercial non-mortgage loans amounted to $6.5 million and $3.3 million, respectively, representing 4.8% and 2.4% of the total loan portfolio, including loans held for sale but before net items at June 30, 1998. The origination of commercial mortgages significantly increased to $5.4 million in fiscal 1998 from $2.0 million in fiscal 1997, as the Bank placed greater emphasis on these loans. Management expects additional growth both in commercial mortgage and non-mortgage loans in fiscal 1999.

    Commercial real estate lending and commercial non-mortgage lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties or for the operation of businesses. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Bank generally attempts to mitigate the risks associated with commercial lending by, among other things, lending primarily in its market area and using low LTV ratios in the underwriting process.

    Consumer Lending. At June 30, 1998, Bank West's consumer loan portfolio amounted to $1.6 million or 1.2% of the total loan portfolio, including loans held for sale but before net items. The consumer loan portfolio consists of automobile, boat, home improvement and unsecured loans. The origination of consumer loans increased to $2.1 million in fiscal 1998 from $1.0 million in fiscal 1997, as the Bank placed greater emphasis on these loans. Management expects additional growth in its consumer loan portfolio during fiscal 1999.

    Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of its depreciated value or improper repair and maintenance of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to increase rate sensitivity, shorten the average maturity of its loan portfolio and provide a full range of services to its customers.

    Loan Fees and Servicing Income. In addition to interest earned on loans, Bank West receives income through the servicing of loans sold and loan fees charged in connection with loan originations and modifications, late payments, prepayments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period-to-period with the volume and type of loans made.

    Loan origination fees or "points" are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. Bank West's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized against interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At June 30, 1998, Bank West had approximately $211,000 of net loan costs which had been deferred and are being recognized as income over the lives of the related loans.

Asset Quality

    Delinquent Loans. The following table sets forth information concerning delinquent loans at June 30, 1998, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                            June 30, 1998
                                         -----------------------------------------------------------------------------------
                                                 30-59                         60-89                    90 or More Days
                                              Days Overdue                  Days Overdue                    Overdue
                                          -----------------------     -------------------------       ----------------------
                                                          Percent                       Percent                      Percent
                                                         of Total                      of Total                     of Total
                                          Amount           Loans       Amount            Loans         Amount         Loans
                                          ------           -----       ------            -----         ------         -----
                                                                        (Dollars in Thousands)
One- to four-family
  residential real estate loans           $1,135             .84%       $     --            --%         $ 682           .50%
Second mortgages                              88              .06             --            --            127           .09
Consumer loans                                34              .03             --            --             --            --
Commercial loans                             245              .18             --            --             32           .03

    Non-Performing Assets. When a borrower fails to make a required loan payment, Bank West attempts to cause the default to be cured by contacting the borrower. In general, contacts are made after a payment is more than 15 days past due, at which time a late charge is assessed. In most cases defaults are cured promptly. If the delinquency on a mortgage loan exceeds 90 days and is not cured through Bank West's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, Bank West will institute measures to remedy the default, including commencing a foreclosure action or, in special circumstances, accepting from the borrower a voluntary deed of the secured property in lieu of foreclosure with respect to mortgage loans or title and possession of collateral in the case of consumer loans.

    If foreclosure is effected, the property is sold at a sheriff's sale. If Bank West is the successful bidder, the acquired real estate property is then included in Bank West's "real estate owned" account until it is sold. Under Michigan law, there is generally a six-month redemption period with respect to one- to four- family residential properties during which the borrower has the right to repurchase the property. Bank West is permitted under federal regulations to finance sales of real estate owned by "loans to facilitate" which may involve more favorable interest rates and terms than generally would be granted under Bank West's underwriting guidelines. At June 30, 1998 and at the end of each of the prior four fiscal years, Bank West had no loans to facilitate real estate owned.

    All loans are reviewed on a regular basis under the Bank's asset classification policy. Loans are placed on a non-accrual status when the loan becomes 90 days delinquent, in which case the accrual of interest is discontinued. At June 30, 1998, the Bank had $841,000 of loans on non-accrual status.

    The following table sets forth the amounts of the Company's nonperforming assets at the dates indicated, all of which consisted of non-accruing, one- to four-family residential loans 90 days or more delinquent and real estate owned. At such dates, there were no troubled debt restructurings.

                                                       June 30,
                                   -------------------------------------------------

                                    1998       1997      1996       1995        1994
                                    ----       ----      ----       ----        ----
                                                 (Dollars in Thousands)
Total nonperforming assets:
  Non-accruing loans 90 days
   or more delinquent              $  841      $417      $  43      $ 145      $   35
  Real estate owned                   192        20       --         --          --
                                   ------      ----      -----      -----      ------
    Total                          $1,033      $437      $  43      $ 145      $   35
                                   ======      ====      =====      =====      ======
Total nonperforming loans as
  a percentage of loans, net          .71%      .37%       .04%       .15%        .04%
                                   ======      ====      =====      =====      ======
Total nonperforming assets as
  a percentage of total assets        .57%      .28%       .03%       .10%        .03%
                                   ======      ====      =====      =====      ======

    The $1.0 million nonperforming assets at June 30, 1998 consisted of primarily one- to four-family residential loans and construction mortgage loans. The increase in nonperforming assets at June 30, 1998 was attributable to spec construction mortgage loans. However, due to the Bank's low LTV ratio required for each of these loans, no portion of the allowance for loan losses was allocated to any specific loans at June 30, 1998.

    The Bank's total classified assets at June 30, 1998 amounted to $1.0 million, which was classified as substandard.

    At June 30, 1998, management was not aware of any additional loans with possible credit problems which caused it to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which in management's view may result in the future inclusion of such items in the non-performing asset categories.

    Allowance for Loan Losses. At June 30, 1998, Bank West's allowance for loan losses amounted to $290,000 or .21% of the total loan portfolio, including loans held for sale. Bank West's loan portfolio consists primarily of one- to four-family residential loans and, to a lesser extent, construction and land development loans, home equity lines of credit, second mortgage loans, commercial mortgage and non-mortgage loans and consumer loans. The Bank believes that there are no material elements of risk in its loan portfolio, and total nonperforming assets have remained at low levels. The classification of assets policy is reviewed quarterly by the Board of Directors. The loan loss allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

    The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                               At or For the
                                                              Year Ended June 30,
                                      ---------------------------------------------------------------

                                        1998          1997          1996          1995         1994
                                      --------      --------      --------      --------      -------
                                                           (Dollars in Thousands)
Total loans outstanding(1)            $135,390      $121,126      $106,075      $101,075      $95,656
                                      ========      ========      ========      ========      =======

Allowance for loan losses,
  beginning of period                 $    226      $    166      $    108      $     88      $    63
Provision for loan losses                   81            60            60            20           25
Charge-offs, net of recoveries(2)           17             2          --            --           --
                                      --------      --------      --------      --------      -------
Allowance for loan losses,
  end of period                       $    290      $    226      $    166      $    108      $    88
                                      ========      ========      ========      ========      =======

Allowance for loan losses
  as a percent of total loans
  outstanding                            .21 %           .19%          .16%          .11%         .09%
                                      ========      ========      ========      ========      =======
One- to four-family residential
  loans as a percent of total
  loans outstanding
                                          59.5%         68.6%         80.2%         91.7%        91.1%
                                      ========      ========      ========      ========      =======

---------------------------


(1)  Includes loans held for sale.

(2) Of the $17,000 in charge-offs in fiscal 1998, $13,000 related to construction loans and $4,000 related to consumer loans. The $2,000 in charge-offs in fiscal 1997 related to residential loans. There were no recoveries in fiscal 1998 and 1997.

    The following table presents the allocation of the allowance for loan losses by type of loan at each of the dates indicated.

                                                             June 30,
                                         ----------------------------------------------
                                                1998                      1997
                                         ----------------------------------------------
                                                       Loan                     Loan
                                                     Category                 Category
                                          Amount       as a %       Amount      as a %
                                            of        of Total        of       of Total
                                         Allowance      Loans      Allowance     Loans
                                         ---------      -----      ---------     -----
                                                     (Dollars in Thousands)

Single-family residential                    $ 38        59.5%       $ 43        80.2%
Construction and land development              19        18.8          16        13.3
Commercial(1)                                 110         7.2          48         2.0
Consumer(2)                                    89        14.5          44         4.5
Unallocated                                    34          --          75          --
                                             ----       -----        ----       -----
Total                                        $290       100.0%       $226       100.0%
                                             ====       =====        ====       =====

(1)  Includes commercial mortgages and commercial non-mortgage loans.

(2) Includes home equity lines of credit, second mortgages and other consumer loans.


Mortgage-Backed Securities

    The Company has invested in a portfolio of mortgage-backed securities and related securities. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of one- to four-family or multi-family residential mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. The Company's mortgage-backed securities are insured or guaranteed by the Federal National Mortgage Association ("FNMA") or the FHLMC. FNMA and FHLMC are public corporations chartered by the U.S. government. These institutions guarantee the timely payment of interest and the ultimate return of principal. FNMA and FHLMC mortgage-backed securities are not backed by the full faith and credit of the United States, but because FNMA and FHLMC are U.S. government-sponsored enterprises, these securities are considered high quality investments with minimal credit risks.

    During fiscal 1998, 1997 and 1996, the Company purchased $ 28.3 million, $15.7 million and $13.7 million, respectively, of adjustable-rate collateralized mortgage obligations ("CMOs"). The CMOs are not classified as "high-risk mortgage securities" under OTS Thrift Bulletin 52 ("TB 52"). CMOs are a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules with each such class possessing different risk characteristics. The CMOs reprice monthly based on either the prime rate index or the London Interbank Offered Rate ("LIBOR") index.

    At June 30, 1998, the Company's mortgage-backed securities classified as available for sale had a market value of $807,000 (gross of $10,000 in unrealized losses), while CMOs classified as available for sale had a market value of $24.6 million (gross of $20,000 in net unrealized gains). The book value and market value of CMOs classified as held to maturity at June 30, 1998 totalled $11.1 million. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," mortgage-backed and related securities classified as available for sale are reported at fair value and mortgage-backed and related securities classified as held for investment are reported at amortized cost. For additional information relating to the Company's mortgage-backed and related securities held to maturity or available for sale, see Note 2 to the Consolidated Financial Statements in the 1998 Annual Report to Stockholders, filed as Exhibit 13.1 hereto (the "1998 Annual Report").

    Mortgage-backed securities and CMOs generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that result in nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Company. In general, mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. As a result, these types of securities allow the Company to optimize regulatory capital to a greater extent than non-securitized whole loans.

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

    The   following   table  sets  forth  the   composition   of  the  Company's
mortgage-backed and CMO securities portfolio at each of the dates indicated.

                                                             June 30,
                                                 -------------------------------
                                                  1998         1997        1996
                                                 -------     -------     -------
                                                          (In Thousands)
Mortgage-backed and related securities:
  Mortgage-backed securities                     $   807     $ 1,583     $ 2,308
  Collateralized mortgage obligations             35,700      23,995      15,034
                                                 -------     -------     -------
    Total mortgage-backed securities             $36,507     $25,578     $17,342
                                                 =======     =======     =======

    Information regarding the contractual maturities and weighted average yield of the Company's mortgage-backed securities portfolio at June 30, 1998 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

                                           Amounts at June 30, 1998 Which Mature In
                            -------------------------------------------------------------------------
                                                             After Five
                            One Year      After One to           to            Over 10
                             or Less        Five Years        10 Years          Years           Total
                             -------        ----------        --------          -----           -----
                                                        (Dollars in Thousands)
Mortgage-backed
 securities                   $  --           $  --             $  --         $   807          $   807
Collateralized mortgage
  obligations                    --              --                --          35,700           35,700
                              -----           -----             -----         -------          -------
     Total                    $  --           $  --             $  --         $36,507          $36,507
                              =====           =====             =====         =======          =======
Weighted average yield           --%             --%               --%           6.68%            6.68%

    The following table sets forth the purchases, sales and principal repayments of the Company's mortgage-backed securities and CMOs during the periods indicated.

                                                       At or For the
                                                    Year Ended June 30,
                                         ---------------------------------------
                                           1998           1997          1996
                                         --------       --------       --------
                                                (Dollars In Thousands)
Mortgage-backed securities
 and CMOs at beginning of period         $ 25,578       $ 17, 342      $ 18,355
Purchases                                  28,348         15,729         14,721
Repayment                                    (787)          (545)        (2,970)
Sales and calls                           (16,576)        (7,247)       (12,485)
Gain on sales                                  55             12             17
Amortization of premiums, net                 (80)           (11)           (90)
Change in net unrealized gain (loss)
   on securities available for sale           (31)           298           (206)
                                         --------       --------       --------
Mortgage-backed securities
  and CMOs at end of period              $ 36,507       $ 25,578       $ 17,342
                                         ========       ========       ========
Weighted average yield at
  end of period                              6.68%          7.09%          6.52%
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

    Securities (excluding FHLB stock, mortgage-backed securities and CMO's) totalled $6.7 million or 3.7% of total assets at June 30, 1998. Such securities consist of U.S. government agency and equity securities. At June 30, 1998, all of the securities are classified as available for sale.

    On May 31, 1998, the Company reclassified equity securities with a carrying and fair value of $1.2 million from the trading classification to the available for sale classification to reflect management's intent to realize the long-term potential underlying such securities rather than to benefit from short-term changes in market values. The recent downturn in the U.S. equity markets, especially in small cap stocks, has had a negative impact on the Company's remaining equity investments. As a result, management determined that an other-than-temporary market decline in the market value of certain equity securities occurred totaling $260,000 as of June 30, 1998 based on market prices at that date. Over time, management believes the market price of the Company's remaining equity investments will reach estimated values based on underlying fundamentals. At June 30, 1998, the Company had no remaining trading securities.

    The following table sets forth certain information relating to the Company's securities portfolio (excluding mortgage-backed securities and CMOs) at the dates indicated.

                                                                                    June 30,
                                             ---------------------------------------------------------------------------------------
                                                      1998                            1997                            1996
                                             -----------------------          ---------------------          -----------------------
                                               Book           Market           Book          Market           Book            Market
                                               Value          Value            Value          Value           Value           Value
                                               -----          -----            -----          -----           -----           -----
                                                                                (In Thousands)
U.S. Government agency securities            $   3,995        $3,992           $3,999        $3,979          $6,949           $6,951
Corporate bonds                                     --            --                -            --             493              493
Equity securities                                3,011         3,011                -            --              --               --
FHLB stock                                       2,100         2,100           1,550          1,550           1,475            1,475
                                                ------       -------           ------         -----          ------           ------
  Total                                      $   9,106       $ 9,103           $5,549        $5,529          $8,917           $8,919
                                              ========        ======            =====         =====           =====            =====

    The following table sets forth the amount of securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1998.

                                                           Amounts at June 30, 1998 Which Mature In
                                   -------------------------------------------------------------------------------
                                                                     Over One                      Over Five
                                                    Weighted           Year         Weighted         Years       Weighted
                                     One Year        Average         Through         Average        Through       Average
                                      or Less         Yield         Five Years        Yield        Ten Years       Yield
                                   ----------    -------------    ------------   ------------    -----------    ---------
                                                                    (Dollars in Thousands)
 Bonds and other debt securities:
      U.S. Government agency          $       --         --    %          $3,992           6.28%        $   --        --  %
securities
 Equity securities(1)
 FHLB stock(1)

---------------------------

(1) As a member of the FHLB of Indianapolis, the Company is required to maintain its investment in FHLB stock which has no stated maturity. The average yield on the FHLB stock was 8.0% in fiscal 1998. Also, the Company's equity securities have no stated maturity.

    At June 30, 1998, the Company did not have securities in any one issuer which exceeded 10% of the Company's stockholders' equity.

Interest-Bearing Deposits

    At June 30, 1998, the Company had interest-bearing deposits in financial institutions of $1.8 million, as compared to $2.0 million at June 30, 1997 and 1996, respectively. The $200,000 decrease in interest-bearing deposits from June 30, 1998 to June 30, 1998 is due to excess liquidity being utilized to fund loan originations.

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

    Deposits. Bank West's deposits are attracted principally from within Bank West's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $9.1 million or 7.6% of total deposits at June 30, 1998. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

    The large variety of deposit accounts offered by Bank West has increased Bank West's ability to retain deposits and has allowed it to be more competitive in obtaining new funds, but has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). During periods of high interest rates, deposit accounts that have adjustable interest rates have been more costly than traditional passbook accounts. In addition, Bank West has become increasingly subject to short-term fluctuations in deposit flows. Bank
West's ability to attract and maintain deposits is affected by the rate consciousness of its customers and their willingness to move funds into higher-yielding accounts. Bank West's cost of funds has been, and will continue to be, affected by money market conditions.

    The following table shows the distribution of, and certain other information relating to, Bank West's deposits by type of deposit, as of the dates indicated.

                                                                          June 30,
                                           -----------------------------------------------------------------------

                                                    1998                    1997                      1996
                                           -------------------     --------------------       -------------------

                                             Amount         %        Amount          %         Amount         %
                                           --------      -----     --------       -----       -------       -----
                                                                   (Dollars in Thousands)
Certificate accounts:
  2.00% - 3.99%                            $   --           --%     $   --           --%      $  --            --%
  4.00% - 5.99%                              61,575       51.3       45,409        44.2        51,043        56.1
  6.00% - 7.99%                              27,601       23.0       32,230        31.3        17,351        19.1
  8.00% - 9.99%                                  23         --           21          --            21          --
                                           --------      -----     --------       -----       -------       -----
    Total certificate accounts               89,199       74.3       77,660        75.5        68,415        75.2
                                           --------      -----     --------       -----       -------       -----
Transaction accounts:
  Passbook and statement savings             19,335       16.1       17,388        16.9        16,572        18.2
  Money market accounts                         572         .5          786          .8         1,031         1.1
  NOW and noninterest-bearing accounts       10,873        9.1        7,028         6.8         5,010         5.5
                                           --------      -----     --------       -----       -------       -----
    Total transaction accounts               30,780       25.7       25,202        24.5        22,613        24.8
                                           --------      -----     --------       -----       -------       -----
    Total deposits                         $119,979      100.0%    $102,862       100.0%      $91,028       100.0%
                                           ========      =====     ========       =====       =======       =====

    The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                                       Year Ended June 30,
                                 -----------------------------------------------------------------------------------------
                                            1998                              1997                           1996
                                 ---------------------------         -----------------------         ---------------------

                                                     Average                         Average                       Average
                                  Average              Rate          Average           Rate          Average         Rate
                                  Balance              Paid          Balance           Paid          Balance         Paid
                                  -------              ----          -------           ----          -------         ----
                                                                      (Dollars in Thousands)
Passbook and statement
  savings accounts               $ 18,808              3.61%           $17,247          3.61%        $16,930          3.64%
Money market accounts
  and NOW accounts                  7,013              1.65              6,260           1.69          4,711           2.21
Certificates of deposit            83,032              5.79             73,465           5.71         66,532           5.84
                                 --------             -----            -------          -----         ------           ----

        Total                    $108,853              5.15%           $96,972          5.08%        $88,173          5.22%
                                 ========              =====           =======        =====         =======          ====

    The following table sets forth the savings flows of Bank West during the periods indicated.

                                                      Year Ended June 30,
                                           -------------------------------------
                                              1998           1997           1996
                                           -------------------------------------
                                                        (In Thousands)
Increase before
   interest credited(1)                     $11,546        $ 6,945        $1,234
Interest credited                             5,571          4,889         4,614
                                            -------        -------        ------
  Net increase in deposits                  $17,117        $11,834        $5,848
                                            =======        =======        ======

-----------------

(1) Information provided is net because information necessary to present the gross amounts of deposits and withdrawals is not readily available.

    Bank West attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area, but does not necessarily seek to match the highest rates paid by competing institutions. Bank West has generally not taken a position of price leadership in its markets unless there has been an opportunity to market longer-term deposits.

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

    The following table sets forth the maturities of Bank West's certificates of deposit having principal amounts of $100,000 or more at June 30, 1998.


Quarter Ending:                                                    Amounts
---------------                                                    -------
                                                               (In Thousands)

September 30, 1998                                                 $ 5,683
December 31, 1998                                                    2,330
March 31, 1999                                                       2,095
June 30, 1999                                                        2,248
After June 30, 1999                                                  4,827
                                                                   -------
  Total certificates of deposit with
    balances of $100,000 or more                                   $17,183
                                                                   =======

    Borrowings. Bank West may obtain advances from the FHLB of Indianapolis based upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, investment securities and mortgage-backed securities, provided certain standards related to credit worthiness have been met. See "Regulation - The Bank - Federal Home Loan Bank System." Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At June 30, 1998, Bank West had $37 million of advances from the FHLB of Indianapolis, $22 million of which represent putable advances which gives the FHLB the option to convert the advance to an adjustable-rate beginning one, two or five years after the purchase date, depending on the advance, and quarterly thereafter. In addition, $10 million of adjustable-rate advances mature during fiscal 1999 and $5 million of adjustable-rate advances mature in fiscal 2000. See Note 7 to the Consolidated Financial Statements in the 1998 Annual Report for additional information. During fiscal 1998 and 1997, the Bank utilized additional FHLB advances to fund loans and securities growth as well as mortgage banking activities. During fiscal 1996, the Bank reduced advances by $5.9 million with excess liquidity generated from deposit growth.

    The following table sets forth certain information regarding borrowings at or for the dates indicated:

                                              At or for the Year Ended June 30,
                                           -------------------------------------
                                             1998           1997          1996
                                            -------       -------       -------
                                                  (Dollars in Thousands)
FHLB advances:
  Average balance outstanding               $35,803       $22,433       $22,236
  Maximum amount outstanding
    at any month-end during
    the period                              $38,000       $29,000       $22,500
  Balance outstanding at end
    of period                               $37,000       $29,000       $19,000
  Average interest rate
    during the period                          5.61%         5.46%         5.96%
  Weighted average interest rate
    at end of period                           5.48%         5.84%         5.52%

Subsidiaries

         At June 30, 1998, the Bank had one wholly-owned subsidiary, Sunrise Mortgage Corporation, which was formed in December 1997. Sunrise Mortgage Corporation originates and purchases non-conforming mortgage loans, including sub-prime mortgage loans for resale. All of the loans originated and purchased have a commitment to sell in place to an investor other than Bank West on a servicing released basis.

Competition

         Bank West faces significant competition both in attracting deposits and in making loans. Some of the Bank's major competitors include Bank One, Comerica Bank, Michigan National Bank, Old Kent Bank, Huntington Bank, and National City. Its most direct competition for deposits historically has come from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, Bank West faces significant competition for investors' funds from short-term money market mutual funds and issuers of corporate and government securities. Bank West competes for deposits principally by offering depositors a variety of deposit programs. Bank West does not rely upon any individual group or entity for a material portion of its deposits. The Bank estimates that its market share of total deposits in Kent County, Michigan is approximately 1%.

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

Employees

         Bank West and its subsidiaries had 61 full-time employees and 10 part-time employees at June 30, 1998. None of these employees is represented by a collective bargaining agent, and Bank West believes that it enjoys good relations with its personnel.


                                   REGULATION

         The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Company, the Bank and the business of the Company and the Bank.

General

         Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Federal Reserve Board, the FDIC, the Commissioner, the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

         Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Bank and the public, rather than shareholders of the Bank or the Company.

         Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

The Company

         General. The Company, as a registered savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"), is subject to Office of Thrift Supervision ("OTS") regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, Bank West is subject to certain restrictions in its dealings with the Company and affiliates thereof.

         Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding  company of an  activity  constitutes  a serious  risk to the  financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test set forth in HOLA, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. At June 30, 1998, the Bank satisfied the QTL test.

         If the Company were to acquire control of another savings institution, other than through merger or other business combination with Bank West, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than Bank West or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the FRB as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

         Legislation has been recently introduced into the U.S. Congress which would subject all unitary holding companies to the same restrictions on activities as are currently applied to multiple holding companies. If such legislation is enacted in its current form, the ability of the Company to engage in certain activities that are currently permitted to the Company may be restricted. The Company, however, does not believe that it will be required to discontinue any current activity. In addition, such legislation would preclude companies that are engaged in activities not permitted to multiple savings and loan holding companies from acquiring control of the Company. No prediction can be made at this time as to whether such legislation will be enacted or whether it will be enacted in its current form.

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Savings institutions also are subject to the restrictions of 12 U.S.C. ss.1972, which prohibits (i) a depository institution from extending credit, or offering any other services or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not to obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors and greater than 10% stockholders of a depository institution by any other institution that has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features. At June 30, 1998, Bank West was in compliance with the above restrictions.

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

The Bank

         General. As a Michigan-chartered state savings bank with deposits insured by the SAIF, Bank West is subject to extensive regulation by the Financial Institutions Bureau and the FDIC. The lending activities and other investments of the Bank must comply with various federal and state regulatory requirements. The Financial Institutions Bureau periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of SAIF members. The Bank must file reports with the Financial Institutions Bureau and the FDIC describing its activities and financial condition. Bank West also is subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). This supervision and regulation is intended primarily for the protection of depositors.

         Regulatory Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders' equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

         Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Federal regulations define these capital categories as follows:

                                              Total                Tier 1
                                            Risk-Based          Risk-Based
                                           Capital Ratio       Capital Ratio          Leverage Ratio
                                           -------------       -------------          --------------
Well capitalized                            10% or above       6% or above            5% or above
Adequately capitalized                       8% or above       4% or above            4% or above
Undercapitalized                            Less than 8%       Less than 4%           Less than 4%
Significantly undercapitalized              Less than 6%       Less than 3%           Less than 3%
Critically undercapitalized                       --                    --            A ratio of tangible
                                                                                      equity to total assets
                                                                                         of 2% or less

         As of June 30, 1998, each of the Bank's ratios exceeded minimum requirements for the well capitalized category. See Note 13 to the Consolidated Financial Statements in the 1998 Annual Report.

         Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

         In general, a depository institution may be reclassified to a lower category than is indicated by its capital levels if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.

         Dividends. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net profits after deducting its losses and bad debts. A Michigan-chartered state savings bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. If the Bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. A Michigan state bank may, with the approval of the Commissioner, by vote of shareholders owning two-thirds of the stock eligible to vote, increase its capital stock by a declaration of a stock dividend, provided that after the increase the bank's surplus equals at least 20% of its capital stock, as increased. The Bank may not declare or pay any dividend until the cumulative dividends on preferred stock (should any such stock be issued and outstanding) have been paid in full.

         Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by the Bank, if such payment is determined, by reason of the financial condition of the Bank, to be an unsafe and unsound banking practice.

         Safety and Soundness Standards. The federal banking agencies have adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

         Federal Home Loan Bank System. Bank West is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the

FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The FHLB borrowings are collateralized by a blanket collateral loan agreement under which the Bank must maintain minimum eligible collateral of 160% of the outstanding advances. Under this agreement, the limit on the Bank's FHLB borrowings was $74 million at June 30, 1998. At June 30, 1998, the Bank had $
37.0 million of FHLB advances and a $2.0 million line of credit. See Note 7 to the Consolidated Financial Statements in the 1998 Annual Report.

         As a member, Bank West is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1998, Bank West had $ 2.1 million in FHLB stock, which was in compliance with this requirement.

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

         Deposit Insurance. The deposits of Bank West are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Commissioner an opportunity to take such action.

         Under current FDIC regulations, SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized"--which are defined as discussed above under "- Regulatory Capital Requirements." These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging prior to September 30, 1996 from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for Bank West for the two semi-annual periods in each of calendar 1994, calendar 1995 and calendar 1996 were .23% (per annum) of insured deposits.

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

         Implementing FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was accrued as an expense on September 30, 1996. The Bank's one-time special assessment amounted to $551,000. Net of related tax benefits, the one-time special assessment amounted to $364,000 or $0.14 per share. The payment of the special assessment had the effect of immediately reducing the Bank's capital by such amount. However, management does not believe that this one-time special assessment had a material adverse effect on the Company's consolidated financial condition.

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

         Restrictions on Certain Activities. Under FDICIA, state-chartered banks with deposits insured by the FDIC are generally prohibited from acquiring or retaining any equity investment of a type or in an amount that is not permissible for a national bank. The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity
investment   in  a   subsidiary   in  which  the  bank  is  a  majority   owner.

State-chartered banks are also prohibited from engaging as principal in any type of activity that is not permissible for a national bank and subsidiaries of state-chartered, FDIC-insured state banks may not engage as principal in any type of activity that is not permissible for a subsidiary of a national bank unless in either case the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and the bank is, and continues to be, in compliance with applicable capital standard.

         The FDIC has adopted regulations to clarify the foregoing restrictions on activities of FDIC-insured, state-chartered banks and their subsidiaries. Under the regulations, the term activity refers to the authorized conduct of business by an insured state bank and includes acquiring or retaining any investment other than an equity investment. A bank or subsidiary is considered acting as principal when conducted other than as an agent for a customer, as trustee, or in a brokerage, custodial, advisory or administrative capacity. An activity permissible for a national bank includes an activity expressly authorized for national banks by statute or recognized as permissible in regulations, official circulars or bulletins or in any order or written interpretation issued by the Office of the Comptroller of the Currency ("OCC"). In its regulations, the FDIC indicated that it will not permit state banks to directly engage in commercial ventures or directly or indirectly engage in any insurance underwriting activity other than to the extent such activities are permissible for a national bank or a national bank subsidiary or except for certain other limited forms of insurance underwriting permitted under the regulations. Under the regulations, the FDIC permits state banks that meet applicable minimum capital requirements to engage as principal in certain activities that are not permissible to national banks including guaranteeing obligations of others, activities which the Federal Reserve Board has found by regulation or order to be closely related to banking and certain securities activities conducted through subsidiaries.

         Uniform Lending Standards. Federal regulations require banks to adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the guidelines that have been adopted by the banking agencies. The Bank does not believe that such guidelines materially affect its lending activities.

         Limits on Loans to One Borrower. The permissible amount of loans-to-one borrower now generally follows the national bank standard for all loans made by savings institutions. The standard generally does not permit loans-to-one borrower to exceed the greater of $500,000 or 15% of unimpaired capital and surplus. At June 30, 1998, the 15% limit for the Bank was $1.5 million, and the Bank did not have any loans to one borrower in excess of such amount. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable collateral.

         Consumer Protection Laws. The Bank's business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to state usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage

Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

         Commissioner Assessments. Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of supervisory fees paid by a bank is based upon the bank's total assets, as reported to the Commissioner.

         Branching Authority. Michigan banks, such as the Bank, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals (including the approval of the Commissioner and the FDIC).

         Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by IBBEA only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of interstate branching authority by enacting appropriate legislation prior to June 1, 1997.

         Michigan did not opt out of IBBEA, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner, (i) the acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC-insured bank, savings bank, or savings and loan association located in another state, (ii) the acquisition by a
Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state, (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, with the resulting organization chartered by Michigan, (iv) the establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan, and (v) the establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in such jurisdiction. Further, the Michigan Banking Code permits, upon written notice to the Commissioner, (i) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate, (ii) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates, and (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of such other states.

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

         In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At June 30, 1996, the Bank's post-1987 excess reserves amounted to approximately $781,000. The recapture will occur over a six-year period, the commencement of which will begin in fiscal 1999, provided the Bank meets certain residential lending requirements. No recapture took place in fiscal 1998 because the Bank met its residential loan requirement under the Code. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

         At June 30, 1998, the federal income tax reserves of Bank West included $3.4 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of Bank West in connection with the conversion of the Bank to stock form, the retained earnings of Bank West are substantially restricted.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At June 30, 1998, Bank West had no NOL carryforwards for federal income tax purposes.

         Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are currently taxed at a maximum rate of 35%. Corporations which own 20% or more of the stock of a corporation distributing a dividend may deduct 80% of the dividends received. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of the dividends received. However, a corporation that receives dividends from a member of the same affiliated group of corporations may deduct 100% of the dividends received.

         Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect Bank West.

         Bank West's federal income tax returns for the tax years ended June 30, 1995 forward are open under the statute of limitations and are subject to review by the IRS.

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

Item 2.  Properties.

         At June 30, 1998, Bank West conducted its business from its main office in Walker, Michigan and two branch offices in Grand Rapids, Michigan. The following table sets forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of Bank West at June 30, 1998.


                                                   Net Book
                                                   Value of           Amount of
   Description/Address       Leased/Owned         Property            Deposits
   -------------------       ------------         --------            --------

                                                            (In Thousands)

2185 Three Mile Road N.W.
Grand Rapids, MI  49544          Owned              $ 2,364             $39,223

910 Bridge Street
Grand Rapids, MI  49504          Owned                  661              74,761

6740 Cascade Road S.E.
Grand Rapids, MI  49546          Leased                 140               5,995
                                                    -------             -------
  Total                                             $ 3,165           $ 119,979
                                                    =======           =========


Item 3.  Legal Proceedings.

         On July 1, 1998, Kristine Cowles filed a complaint against the Bank in the Circuit Court for the County of Kent, State of Michigan. The complaint alleges that the Bank has been engaged in the unauthorized practice of law as the result of charging a fee for preparing loan documents. The complaint seeks class action certification, restitution of all fees paid for the last six years, interest, attorney fees and other costs. Management believes after consultation with legal counsel that the complaint is wholly without merit, and intends to vigorously defend against this suit and has filed a motion for summary judgement and dismissal. A hearing has been scheduled for mid-October 1998.

         The Company and the Bank are also subject to certain other legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The  information   required  herein,  to  the  extent  applicable,   is
incorporated by reference from the inside back cover page of the Company's 1998 Annual Report.

Item 6.  Selected Financial Data.

         The information required herein is incorporated by reference from page 2 of the 1998 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations.

         The information required herein is incorporated by reference from pages 3 to 14 of the 1998 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable since the Company qualifies as a small business issuer. See Item 305(e) of Regulation S-K.


Item 8.  Financial Statements and Supplementary Data.

         The information required herein is incorporated by reference from pages 15 to 43 of the 1998 Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.

         Not applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.

         The information required herein is incorporated by reference from pages 3, 4, 7 and 11 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on October 28, 1998, which will be filed within 120 days of June 30, 1998 ("Definitive Proxy Statement").

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

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  Documents Filed as Part of this Report

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                  Report of Independent Auditors

                  Consolidated  Balance  Sheets  as of June  30,  1998  and 1997

                  Consolidated Statements of Income for the Years Ended
                     June 30, 1998, 1997 and 1996

                  Consolidated Statements of Changes in Shareholders' Equity for
                     the Years Ended June 30, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows for the Years
                     ended June 30, 1998, 1997 and 1996

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

                                            Exhibit Index


 2.1*          Plan of Conversion
 3.1*          Articles of Incorporation of Bank West Financial Corporation
 3.2**         Bylaws of Bank West Financial Corporation
 4.1***        Stock Certificate of Bank West Financial Corporation
10.1*          Employee Stock Ownership Plan
10.2***        Employment Agreement among Bank West
                   Financial Corporation, Bank West, F.S.B. and Paul W. Sydloski dated March 30, 1995
10.3*          Form of Employment Security Agreement among
                   Bank West Financial Corporation, Bank West, F.S.B. and certain executive officers
10.4****       1995 Key Employee Stock Compensation Program
10.5****       1995 Directors' Stock Option Plan
10.6****       1995 Management Recognition Plan for Officers
10.7****       1995 Management Recognition Plan for Directors
13.1           1998 Annual Report to Stockholders
21.1           Subsidiaries of the Registrant - Reference is made to "Item 2.
                   Business" for the required information
23.1           Consent of Crowe, Chizek and Company LLP
27.1           Financial Data Schedule

(*) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-87620) filed with the SEC on December 21, 1994, as subsequently amended.

(**) Incorporated herein by reference from the Company's Form 10-Q filed with the SEC on November 14, 1997.

(***) Incorporated herein by reference from the Company's Annual Report on Form 10-K filed with the SEC on September 28, 1995.

(****) Incorporated herein by reference from the Company's Annual Report on Form 10-K filed with the SEC on September 26, 1996.

         (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

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



                                              BANK WEST FINANCIAL CORPORATION



Date:  September 22, 1998                 By: /s/ Paul W. Sydloski
                                              --------------------
                                              Paul W. Sydloski
                                              President, Chief Executive Officer
                                                  and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/ Paul W. Sydloski                                          September 22, 1998
--------------------------
Paul W. Sydloski
President, Chief Executive
 Officer and Director


/s/ George A. Jackoboice                                      September 22, 1998
--------------------------
George A. Jackoboice
Chairman of the Board and
 Director


/s/ Richard L. Bishop                                         September 22, 1998
--------------------------
Richard L. Bishop
Director

/s/ Thomas D. DeYoung                                         September 22, 1998
--------------------------
Thomas D. DeYoung
Director

/s/ Jacob Haisma                                              September 22, 1998
Jacob Haisma
Director

/s/ Harry E. Mika                                             September 22, 1998
--------------------------
Harry E. Mika
Director

/s/ Carl A. Rossi                                             September 22, 1998
--------------------------
Carl A. Rossi
Director


/s/ Robert J. Stephan                                         September 22, 1998
--------------------------
Robert J. Stephan
Director


/s/ John H. Zwarensteyn                                       September 22, 1998
--------------------------
John H. Zwarensteyn
Director


/s/ Kevin A. Twardy                                           September 22, 1998
--------------------------
Kevin A. Twardy
Chief Financial Officer
 (also principal accounting
 officer)