Form 10-Q
period 1998-09-30
BANK WEST FINANCIAL CORP
filed 1998-11-13
CIK 934598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Shares of common stock, par value $.01 per share, outstanding as of November 13, 1998: 2,623,629.

                         BANK WEST FINANCIAL CORPORATION
                                    FORM 10-Q
                        Quarter Ended September 30, 1998

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

ITEM 1 - Financial Statements


           Consolidated Balance Sheets -
                  September 30, 1998 (unaudited) and June 30, 1998

           Consolidated Statements of Income (unaudited) -
                  For The Three Months Ended September 30, 1998 and 1997

           Consolidated Statements of Comprehensive Income (unaudited) -
                  For The Three Months Ended September 30, 1998 and 1997

           Consolidated Statements of Cash Flows (unaudited) -
                  For The Three Months Ended September 30, 1998 and 1997

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

ITEM 3 - Defaults upon Senior Securities

ITEM 4 - Submission of Matters to a Vote of Security Holders

ITEM 5 - Other Information

ITEM 6 - Exhibits and Reports on Form 8-K

SIGNATURES

                                 BANK WEST FINANCIAL CORPORATION
                                   CONSOLIDATED BALANCE SHEETS

                                                                  September 30,        June 30,
                                                                      1998               1998
                                                                 -------------      -------------
                                                                  (Unaudited)
ASSETS
        Cash and due from banks                                  $   3,133,139      $   2,408,476
        Interest-bearing deposits                                    2,386,817          1,797,063
                                                                 -------------      -------------
              Total cash and cash equivalents                        5,519,956          4,205,539

        Securities available for sale (Note 5)                      30,888,051         32,167,697
        Securities held to maturity
          (fair value: $13,158,191 at September 30, 1998,           13,141,860         11,084,361
           $11,079,178 at June 30, 1998)  (Note 5)
        Loans held for sale  (Note 6)                                5,737,726          8,156,572
        Loans, net (Note 7)                                        125,647,892        118,905,611
        Federal Home Loan Bank stock                                 2,250,000          2,100,000
        Premises and equipment                                       3,126,240          3,164,905
        Accrued interest receivable                                    849,862            879,082
        Mortgage servicing rights                                      279,373            280,869
        Real estate owned                                              133,435            192,080
        Other assets                                                   382,005            332,136
                                                                 -------------      -------------

             Total assets                                        $ 187,956,400      $ 181,468,852
                                                                 =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
        Deposits                                                 $ 120,114,577      $ 119,979,379
        Federal Home Loan Bank borrowings                           43,375,332         37,000,000
        Accrued interest payable                                       216,086            253,037
        Advance payments by borrowers
           for taxes and insurance                                     355,024            512,538
        Deferred federal income tax                                    339,566            335,182
        Other liabilities                                              311,124            114,029
                                                                 -------------      -------------
               Total liabilities                                   164,711,709        158,194,165
                                                                 -------------      -------------

                                 BANK WEST FINANCIAL CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                                           (continued)

                                                                  September 30,        June 30,
                                                                      1998               1998
                                                                 -------------      -------------
                                                                  (Unaudited)
        Stockholders' Equity:
        Common stock, $.01 par value;  10,000,000 shares
           authorized;   2,623,629
           issued at September 30, 1998
           and at June 30, 1998                                         26,237             26,237
        Additional paid-in-capital                                  11,579,866         11,551,136
        Retained earnings, substantially restricted                 12,790,295         12,928,028
        Net unrealized gain on securities available for
           sale, net of tax of $7,026 at September 30, 1998
           and $2,644 at June 30, 1998                                  13,639              5,132
        Unallocated ESOP shares (Note 3)                              (842,448)          (874,848)
        Unearned Management Recognition Plan shares (Note 4)          (322,898)          (360,998)
                                                                 -------------      -------------
               Total stockholders' equity                           23,244,691         23,274,687
                                                                 -------------      -------------

               Total liabilities and stockholders' equity        $ 187,956,400      $ 181,468,852
                                                                 =============      =============

          See accompanying notes to consoldiated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended
                                                             September 30,
                                                     ---------------------------
                                                         1998            1997
                                                     -----------      ----------
Interest and dividend income
        Loans                                        $ 2,593,045      $2,376,391
        Securities                                       632,934         530,416
        Other interest-bearing deposits                   43,121          28,196
        Dividends on FHLB stock                           43,076          36,537
                                                     -----------      ----------
                                                       3,312,176       2,971,540
                                                     -----------      ----------
Interest expense
        Deposits                                       1,499,690       1,335,560
        FHLB borrowings                                  534,597         490,072
                                                     -----------      ----------
                                                       2,034,287       1,825,632
                                                     -----------      ----------
Net interest income                                    1,277,889       1,145,908

Provision for loan losses                                 27,000          18,000
                                                     -----------      ----------

Net interest income after provision
    for loan losses                                    1,250,889       1,127,908
                                                     -----------      ----------

Other income
        Gain (loss) on sale of securities               (278,063)          7,105
        Gain on trading securities                          --           560,044
        Gain on sale of loans                            159,065         159,853
        Fees and service charges                          67,579          89,641
        Miscellaneous income                               6,256           1,503
                                                     -----------      ----------
                                                         (45,163)        818,146
                                                     -----------      ----------
Other expenses
        Compensation and benefits                        729,531         658,554
        Professional fees                                 56,492          78,103
        Federal Deposit Insurance                         17,503          15,537
        Occupancy                                         85,399          63,652
        Furniture, fixtures and equipment                 42,857          33,746
        Data processing                                   63,530          43,337
        Advertising                                       26,402          25,690
        State taxes                                       17,500          29,478
        Miscellaneous                                    150,716         101,296
                                                     -----------      ----------
                                                       1,189,930       1,049,393
                                                     -----------      ----------

                        BANK WEST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                   (continued)

                                                         Three Months Ended
                                                             September 30,
                                                     ---------------------------
                                                         1998            1997
                                                     -----------      ----------
Income before federal income tax expense                  15,796         896,661

Federal income tax expense                                 8,960         304,300
                                                     -----------      ----------

Net income                                           $     6,836      $  592,361
                                                     ===========      ==========

Earnings per share (Note 2)                          $      .003      $      .25
                                                     ===========      ==========
Earnings per share assuming dilution (Note 2)        $      .003      $      .25
                                                     ===========      ==========
Dividends per share                                  $       .06      $      .05
                                                     ===========      ==========

          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                             Three Months Ended
                                                                September 30,
                                                            --------------------
                                                              1998        1997
                                                            -------     --------
Net Income                                                  $ 6,836     $592,361

Other comprehensive income, net of tax:

      Unrealized gains (losses) on securities available
                 for sale                                     8,507      136,460
                                                            -------     --------

Comprehensive income                                        $15,343     $728,821
                                                            =======     ========

          See accompanying notes to consolidated financial statements.

                              BANK WEST FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                Three Months Ended
                                                                    September 30,
                                                           ------------------------------
                                                               1998              1997
                                                           ------------      ------------
Cash flows from operating activities
        Net income                                          $      6,836      $    592,361
        Adjustments to reconcile net income to
        net cash from operating activities
             Origination and purchase of loans for sale       (7,570,481)      (11,981,770)
             Proceeds from sale of mortgage loans             10,148,392        10,376,610
             Purchase of trading securities                         --          (1,923,656)
             Proceeds from sale of trading securities               --           2,171,849
             Net (gain) loss on sales of:
                Loans                                           (159,065)         (159,853)
                Securities                                       278,063          (567,149)
             Depreciation                                         59,145            49,172
             Amortization of premiums, net                        81,404             8,993
             ESOP expense                                         61,130            76,950
             MRP expense                                          38,100            38,100
             Provision for loan losses                            27,000            18,000
             Change in:
                Deferred loan fees                               (48,792)          (48,229)
                Other assets                                     (21,497)         (182,481)
                Other liabilities                                  2,630            69,144
                                                            ------------      ------------
                     Net cash from operating activities        2,902,865        (1,461,959)
                                                            ------------      ------------

Cash flows from investing activities
        Purchases of securities available for sale           (14,342,119)       (7,723,954)
        Purchases of securities held to maturity              (2,074,375)       (2,620,510)
        Proceeds from sale of securities                      10,430,186         6,047,969
        Proceeds from maturities, calls and principal
            payments of securities available for sale          4,861,879         1,214,129
        Loan originations, net of repayments                  (5,448,289)       (2,783,784)
        Loans purchased for portfolio                         (1,272,200)         (133,350)
        Purchase of FHLB stock                                  (150,000)         (300,000)
        Proceeds from sale of real estate owned                   60,989              --
        Property and equipment expenditures                      (20,480)           (2,709)
                                                            ------------      ------------
                     Net cash from investing activities       (7,954,409)       (6,302,209)
                                                            ------------      ------------

Cash flows from financing activities
        Proceeds from FHLB borrowings                         13,375,332        10,000,000
        Repayment of FHLB borrowings                          (7,000,000)       (4,000,000)
        Increase in deposits                                     135,198         2,309,758
        Dividends paid on common stock                          (144,569)         (114,014)
                                                            ------------      ------------
                     Net cash from financing activities        6,365,961         8,195,744
                                                            ------------      ------------

          See accompanying notes to consolidated financial statements.

                              BANK WEST FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                        (Unaudited)

                                                                   Three Months Ended
                                                                      September 30,
                                                               ---------------------------
                                                                  1998             1997
                                                               ----------       ----------
Net change in cash and cash equivalents                         1,314,417          431,576

Cash and cash equivalents at beginning of period                4,205,539        3,673,256
                                                               ----------       ----------

Cash and cash equivalents at end of period                     $5,519,956       $4,104,832
                                                               ==========       ==========



Supplemental  disclosures of cash flow  information
Cash paid during the period for:
               Interest                                        $2,071,238       $1,775,550
               Income taxes                                          --             63,119



          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended September 30, 1998
                                   (Unaudited)


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

The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending June 30, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended June 30, 1998, included in the Company's 1998 Annual Report.

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("SFAS No. 130"). The Company adopted SFAS No. 130 retroactively beginning with the quarter ended September 30, 1998. Under this standard, comprehensive income is defined as all changes in equity other than those resulting from investments by owners and distributions to owners, and therefore includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

NOTE 2 - EARNINGS PER SHARE

Earnings Per Share and Earnings Per Share Assuming Dilution were computed under the provisions of SFAS No. 128, "Earnings Per Share," which was adopted retroactively beginning with the quarter ended December 31, 1997. All earnings per share data for prior periods have been restated to be comparable. Earnings Per Share is calculated by dividing net income by the weighted average number of shares outstanding during the period, including shares that have been released or committed to be released by the Employee Stock Ownership Plan (ESOP) and fully vested Management Recognition Plan (MRP) shares. Earnings Per Share Assuming Dilution further assumes the issuance of dilutive potential common shares relating to outstanding stock options and unvested MRP shares. All earnings and dividends per share amounts have been retroactively adjusted for the three-for-two stock split in December 1997.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1998
                                   (Unaudited)

NOTE 2 - EARNINGS PER SHARE (Continued)

A reconciliation of the numerators and denominators of Earnings Per Share and Earnings Per Share Assuming Dilution for the three months ended September 30, 1998 and 1997 are as follows:

                                                          Three Months Ended
                                                              September 30,
                                                       -------------------------
                                                           1998          1997
                                                       ----------     ----------
Earnings Per Share
         Net Income                                    $    6,836     $  592,361
                                                       ==========     ==========

         Weighted average common shares
           outstanding                                  2,388,506      2,349,096
                                                       ==========     ==========

         Earnings Per Share                            $     .003     $      .25
                                                       ==========     ==========

Earnings Per Share Assuming Dilution
         Net Income                                    $    6,836     $  592,361
                                                       ==========     ==========

         Weighted average common shares
           outstanding                                  2,388,506      2,349,096
         Add: dilutive effects of assumed
           exercise of stock options
           and unvested MRP's
                  Stock options                           100,541         55,544
                  MRP shares                               10,562              0
                                                       ----------     ----------

         Weighted average common and dilutive
           potential common shares outstanding          2,499,609      2,404,640
                                                       ==========     ==========

         Earnings Per Share Assuming Dilution          $     .003     $      .25

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company has established an Employee Stock Ownership Plan (ESOP) for the benefit of employees who have completed at least twelve consecutive months of service and have been credited with at least 500 hours of service with the Bank. The Company has received a favorable determination letter from the Internal Revenue Service that the ESOP is a tax-qualified plan.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1998
                                   (Unaudited)

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

To fund the ESOP, $1,296,048 was borrowed from the Company for the purpose of purchasing 243,009 shares of common stock at $5.33 per share. Principal and interest payments on the loan are due in quarterly installments, with the final payment of principal and accrued interest being due and payable at maturity, which is June 30, 2005. Interest is payable during the term of the loan at a fixed rate of 7.0%. The loan is collateralized by the shares of the Company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated among participants on the basis of total compensation, as defined. The unallocated ESOP shares are shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets. ESOP expense of $61,000 was recorded for the three months ended September 30, 1998.

NOTE 4 - STOCK BASED COMPENSATION PLANS

An employee and a directors' stock option plan (SOPs) and an officers' and a directors' management recognition plan (MRPs) were authorized by the shareholders at the October 25, 1995 annual meeting. The employee stock option plan and the officers' MRP are administered by a committee of non-employee directors of the Company, while grants under the directors' stock option plan and the directors' MRP are pursuant to formulas set forth in the plans. Total shares made available under the SOPs and MRPs were 347,155 and 138,862, respectively. The Committee has awarded under the SOPs options to purchase 309,689 shares of common stock at exercise prices between $6.625 and $11.375 per share, which represent the average of the high and low sales prices of the Company's stock on the dates of the awards. Both the option shares and grant prices have been adjusted for the three-for-two stock split in December 1997. At September 30, 1998, there were 37,516 option shares reserved for future grants. As of September 30, 1998, 1,000 options have been exercised. No compensation expense was recognized in connection with the issuance of the options. Management has concluded that the Company will not adopt the accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting. Accordingly, SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.

On November 13, 1995, the Company repurchased 4% of its then outstanding shares and placed them in a trust for the exclusive use of the MRPs. The Committee has awarded 72,320 shares of common stock under the officers' MRP and 41,657 shares of common stock under the directors' MRP. MRP awards vest in five equal annual installments, with the first award vesting on October 25, 1996. Compensation expense for the MRPs is recognized on a pro-rata basis over the vesting period of the awards. During the three months ended September 30, 1998, $38,100 was charged to compensation expense for the MRPs. The unearned compensation value of the MRPs is shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1998
                                   (Unaudited)

NOTE 5 - SECURITIES

The amortized cost and estimated fair values of securities at September 30, 1998 and June 30, 1998 are as follows:

Available for Sale
                                                                     Gross           Gross
                                                     Amortized    Unrealized      Unrealized       Fair
                                                        Cost         Gains          Losses         Value
                                                    -----------     --------     -----------     -----------
September 30, 1998 (unaudited)

U.S. agencies                                       $ 2,996,625     $ 18,875     $      --       $ 3,015,500
Equity securities                                     1,096,149        4,380          11,070       1,089,459
Mortgage-backed securities                              704,904         --             9,678         695,226
Collateralized mortgage obligations                  26,069,706      109,127          90,967      26,087,866
                                                    -----------     --------     -----------     -----------
                                                    $30,867,384     $132,382     $   111,715     $30,888,051
                                                    ===========     ========     ===========     ===========
June 30, 1998

U.S. agencies                                       $ 3,995,488     $   --       $     3,613     $ 3,991,875
Equity securities                                     2,750,960       61,250          59,885       2,752,325
Mortgage-backed securities                              817,236         --             9,916         807,320
Collateralized mortgage obligations                  24,596,237      230,029         210,089      24,616,177
                                                    -----------     --------     -----------     -----------
                                                    $32,159,921     $291,279     $   283,503     $32,167,697
                                                    ===========     ========     ===========     ===========

Held to Maturity

September 30, 1998 (unaudited)

Collateralized mortgage obligations                 $13,141,860     $ 46,417     $    30,086     $13,158,191
                                                    ===========     ========     ===========     ===========

June 30, 1998

Collateralized mortgage obligations                 $11,084,361     $ 42,498     $    47,681     $11,079,178
                                                    ===========     ========     ===========     ===========


During September of 1998, equity securities were written-down by $401,000 relating to what management believes to be an other-than-temporary decline in the market value of these investments resulting from the recent downturn in the U.S. stock market, especially in small cap stocks.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1998
                                   (Unaudited)

NOTE 6 - SECONDARY MARKET MORTGAGE ACTIVITIES

The following summarizes the Company's secondary market mortgage activities, which consist solely of one- to four-family real estate loans:

                                                       Three Months Ended
                                                          September 30,
                                                 ------------------------------
                                                      1998              1997
                                                 ------------      ------------
Loans held for sale - beginning of period        $  8,156,572      $  2,231,151
Activity during the periods:
Loans originated and purchased for sale             7,570,481        11,981,770
Proceeds from sale of loans originated
  and purchased for sale                          (10,148,392)      (10,376,610)
Gain on sale of loans                                 159,065           159,853
                                                 ------------      ------------
Loans held for sale - end of period              $  5,737,726      $  3,996,164
                                                 ============      ============

The unpaid principal balance of mortgage loans serviced for others amounted to $33.0 million and $33.2 million at September 30, 1998 and June 30, 1998, respectively. Custodial escrow balances maintained in connection with the foregoing loans serviced for others were approximately $115,000 and $192,000 at September 30, 1998 and June 30, 1998, respectively.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1998
                                   (Unaudited)

NOTE 7 - LOANS

Loans are classified as follows:

                                                         September 30,          June 30,
                                                               1998               1998
                                                         -------------      -------------
Real estate loans:
         One-to four-family residential - fixed rate     $  15,392,770      $  15,383,013
         One-to four-family residential - balloon           31,150,253         24,413,846
         One-to four-family residential - adjustable        28,811,417         32,599,924
         Construction and land development                  26,855,724         25,406,303
         Commercial mortgages                                7,757,288          6,485 449
         Home equity lines of credit                        10,551,738          9,877,359
         Second mortgages                                    8,577,180          8,148,412
                                                         -------------      -------------
              Total mortgage loans                         129,096,370        122,314,306
Consumer loans                                               1,722,252          1,665,606
Commercial non-mortgage                                      3,181,463          3,253,091
                                                         -------------      -------------
              Total                                        134,000,085        127,233,003
Less:
         Loans in process                                    8,294,903          8,248,310
         Deferred fees and costs                              (259,406)          (210,614)
         Allowance for loan losses                             316,696            289,696
                                                         -------------      -------------
                                                         $ 125,647,892      $ 118,905,611
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

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of Bank West Financial Corporation, its wholly owned subsidiary, Bank West, and Sunrise Mortgage Corporation a wholly-owned subsidiary of Bank West, at September 30, 1998 and June 30, 1998 and the consolidated results of operations for the three months ended September 30, 1998 with the same period in 1997. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

This quarterly report on Form 10-Q includes statements that may constitute forward-looking statements, usually containing the words "believe," "estimate," "project," "expect," "intend" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which Bank West operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, government legislation and regulation; and other risks detailed in this quarterly report on Form 10-Q and in the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Bank West Financial Corporation is the holding company for Bank West, a state chartered savings bank. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary Bank West. The Company's business consists primarily of attracting deposits from the general public and using such deposits, together with Federal Home Loan Bank
(FHLB) advances, to make loans for the purchase and construction of residential properties. The Company also originates commercial loans, home equity loans and various types of consumer loans.


FINANCIAL CONDITION

Total assets increased by $6.5 million or 3.6% from $181.5 million at June 30, 1998 to $188.0 million at September 30, 1998. The increase in total assets was primarily attributable to an increase in total loans by $6.7 million or 5.6%. Total loans increased as greater emphasis was placed on originating one- to four-family balloon mortgages to offset prepayments of adjustable-rate and longer term fixed-rate mortgages in the current interest rate environment. In addition, greater emphasis was placed on originating home equity, second mortgages and commercial loans. Management expects continued growth in these types of portfolio lending activities which is expected to improve the Bank's net interest income.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Bank's mortgage banking activities consist of selling newly originated and purchased loans into the secondary market. The dollar amount of loans originated and purchased for resale in the three months ended September 30, 1998 decreased by $4.4 million or 36.7% to $7.6 million compared to $12.0 million in the September 30, 1997 quarter. The decrease in loan originations and purchases for resale is primarily the result of the Bank's recent strategy to portfolio ten year balloons in effort to offset prepayments of adjustable-rate and longer-term fixed-rate mortgages. Also, the current strategy will leverage the balance sheet which is expected to provide additional net interest income. Total loans sold amounted to $10.1 million and $10.4 million in the three months ended September 30, 1998 and 1997, respectively. Loans held for sale amounted to $5.8 million and $4.0 million at September 30, 1998 and 1997, respectively. The Bank continues to increase the number of correspondent lending relationships and is exploring additional options to increase retail loan volume. The majority of loans originated and purchased for resale in the current quarter have been 30-year fixed-rate loans.

During December 1997, the Bank formed Sunrise Mortgage Corporation, a wholly-owned subsidiary engaged to originate and purchase non-conforming first and second mortgage loans including sub-prime mortgage loans for resale. All of the loans originated and purchased must have a commitment in place to sell the loan to an investor on a servicing released basis. Sunrise Mortgage Corporation is nearing break-even and is expected to contribute additional revenues as loan volume increases.

Mortgage-backed securities and collateralized mortgage obligations have increased from $36.5 million at June 30, 1998 to $39.9 million at September 30, 1998. During the quarter ended September 30, 1998, the Bank purchased additional adjustable-rate collateralized mortgage obligations which is consistent with the Bank's strategy of increasing the ratio of interest-sensitive assets to interest-sensitive liabilities. At September 30, 1998, the unrealized gain on securities classified as available for sale totalled $14,000 net of federal income taxes and is shown as a component of stockholders' equity.

Total deposits increased by $135,000 or .1% from June 30, 1998 to September 30, 1998 primarily due to an increase in money market accounts. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Bank believes that its passbook savings, statement savings, NOW and demand accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be affected by market conditions.

When deposit growth does not match the growth of assets, other funding sources such as FHLB advances are utilized. During the three months ended September 30, 1998, the Bank increased FHLB advances by $6.4 million since loan growth exceeded deposit growth. FHLB advances have generally been used to fund the Bank's loan growth and mortgage banking activities.

Stockholders' equity decreased from $23.3 million at June 30, 1998 to $23.2 million at September 30, 1998. The decrease was primarily due to dividends paid during the quarter of approximately $145,000.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The table below sets forth the amounts and categories of non-performing assets at September 30, 1998 and June 30, 1998:

                                                       September 30,    June 30,
                                                          1998            1998
                                                         ------          ------
                                                         (Dollars in Thousands)
Non-accrual loans
         One- to four-family                             $  960          $  682
         Commercial                                          14              32
         Consumer                                            17             127
                                                         ------          ------
            Total                                           991             841

Foreclosed assets
         One- to four-family                                133             192
                                                         ------          ------

Total non-performing assets                              $1,124          $1,033
                                                         ======          ======

Total as a percentage of total assets                       .59%            .57%
                                                         ======          ======

Non-performing assets in the one- to four-family category consists primarily of construction spec loans to builders collateralized by single-family homes.
However, since these loans require a loan-to-value ratio of 75%, management believes that these loans are adequately collateralized. Accordingly, no specific reserves have been assigned to loans in the one- to four-family category at September 30, 1998. The allowance for loan losses totalled $317,000 or 28.2% of total non-performing loans, and approximately $13,000 of the allowance for loan losses was allocated to specific loans. During the three months ended September 30, 1998, there were no net charge-offs. At September 30, 1998, $102.3 million or 76.3% of the Bank's total loan portfolio was collateralized by first liens on one-to four-family residences, and the net loan portfolio amounted to 66.8% of total assets.

RESULTS OF OPERATIONS

Net Income. Net income decreased by $585,000 or 98.8% in the quarter ended September 30, 1998 from $592,000 in the comparable 1997 period to $7,000 in the current quarter. The decline in net income in the current quarter was primarily due to a write-down to reflect what management believes to be an other-than-temporary market decline of certain equity investments of $401,000 versus gains of $560,000 on equity trading activities achieved during the quarter ended September 30, 1997.

Net Interest Income. Net interest income increased by $132,000 or 11.5% in the quarter ended September 30, 1998 over the comparable 1997 period. Net interest income increased due to an increase in average interest-earning assets by $23.5 million or 15.4% in the quarter ended September 30, 1998 over the comparable prior period primarily due to an increase in loans and collateralized mortgage obligations. The increase in average interest-earning assets was partially offset by a decrease in the interest rate spread to 2.35% in the quarter ended September 30, 1998 from 2.47% in the quarter ended September 30, 1997. The decreased spread was primarily due to an decrease in the yield on interest-earning assets to 7.52% from 7.78% reflecting the flat or inverted yield curve resulting in refinances of adjustable -rate and thirty-year loans with higher rates into lower rate mortgages. The cost of interest-bearing liabilities decreased from 2.47% as of September 30, 1997 to 2.35% as of September 30, 1998, reflecting certificates of deposit and FHLB advances repricing to lower rates as a result of the recent decline in the overall interest rate environment.

Provision for Loan Losses. The provision for loan losses increased by $9,000 or 50.0% in the three months ended September 30, 1998 over the comparable 1997 period. The allowance for loan losses totalled approximately $317,000 or .24% of the total loan portfolio and 32.0% of non-performing loans at September 30, 1998. The non-performing loans at September 30, 1998 were comprised primarily of one- to four-family construction spec loans to builders which require a loan-to-value ratio of 75%.

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

Other Income. Total other income decreased by $863,000 or 105.5% in the three months ended September 30, 1998 from the comparable prior period. The decrease was primarily due to an $838,000 or 150.0% decrease in gain on equity securities. The decrease in gain on equity securities was primarily due to a current quarter's write-down of a portion of the Company's remaining equity investments totaling $401,000 to reflect what management believes to be an other-than-temporary market decline resulting from the recent downturn in the U.S. stock market, especially in small cap stocks. This write-down exceeded the gains on sales of equity investments realized during the quarter resulting in a $278,000 net loss on sale of available for sale securities. In the prior year's quarter, a gain of approximately $560,000 on trading equities securities was recognized. At September 30, 1998, the remaining equity securities portfolio was $1.1 million. Management intends to continue to orderly liquidate the remaining equity securities portfolio.

Fees and service charges decreased by $22,000 or 24.4% during the quarter reflecting higher amortization of mortgage servicing rights than in the September 30, 1997 quarter as a result of higher prepayments of the Bank's mortgage servicing portfolio.

Other Expenses. Total other expenses increased by $141,000 or 13.4% in the quarter ended September 30, 1998 over the comparable 1997 period. The increase was primarily due to an increase in compensation and benefits expense of $71,000 or 10.8% attributable to higher overall staff levels. Recently, the Bank announced staff reductions by approximately 5%, which should result in compensation and benefits expense leveling-off in subsequent quarters. Occupancy expense increased by $21,000 or 32.8% due to leasing expenses incurred by Sunrise Mortgage Corp. that did not exist in the September 30, 1997 quarter, and one-time repairs and maintenance expenses. Data processing expenses increased by $21,000 or 48.8% due to Year 2000 pass-through charges by the Bank's outside vendor which handles the core data processing. These amounts were partially offset by a decline in professional fees by $22,000 or 28.2% related to higher legal fees unrelated to litigation incurred during the September 30, 1997 quarter. State taxes decreased by $11,000 or 37.9% due to lower pre-tax income levels, as defined. Miscellaneous expenses increased by $51,000 or 49.5% due primarily to higher FHLB service charges by $6,000 reflecting increased DDA/NOW account clearings and higher education and training by $7,000. The other categories of miscellaneous expenses and other expenses did not significantly change in the quarter ended September 30, 1998 when compared to September 30, 1997.

Federal Income Tax Expense. Federal income tax expense decreased by $295,000 in the quarter ended September 30, 1998 over the comparable 1997 period. Federal income tax expenses were based on pre-tax income levels for the respective periods.

LIQUIDITY

The Bank maintains a level of liquidity consistent with management's assessment of expected loan demand, proceeds from loan sales, deposit flows and yields available on interest-earning deposits and investment securities. When overnight deposits fall below management's targeted level, management generally borrows FHLB advances instead of selling securities.

The Bank's principal sources of liquidity are deposits, principal and interest payments on loans, proceeds from loan sales, maturities of securities, sales of securities available for sale and FHLB advances. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition.

The Bank routinely borrows FHLB advances when overnight deposits are drawn to low levels. These borrowings are made pursuant to the blanket collateral agreement with the FHLB. At September 30, 1998, the Bank has approximately $29 million of excess borrowing capacity based on eligible collateral under the blanket collateral agreement with the FHLB.

The Company (excluding the Bank) also has a need for, and sources of, liquidity. Dividends from the Bank and interest income and gains on investments are its primary sources. The Company also has modest operating costs and has paid a regular quarterly cash dividend.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Bank is subject to three capital to asset requirements in accordance with banking regulations. Bank West's capital ratios are well in excess of minimum capital requirements specified by federal banking regulations.

YEAR 2000

Management and a committee of the Board of Directors have developed a formal action plan which outlines the Bank's process for preparing itself for Year 2000 issues. The Bank's core data processing software is provided by an outside vendor. The outside vendor projects the software they provide will be Year 2000 compliant. Their testing is scheduled to be completed during the quarter ended December 31, 1998. Recently, the Bank successfully tested the vendor's software and its integration with other third party software. Management anticipates testing the Bank's remaining systems for Year 2000 compliance during the quarters ended December 31, 1998 and March 31, 1999.

Management has performed a review of its commercial borrowers to determine if there are any Year 2000 issues or concerns of the borrower that could affect repayment of the Bank's loan. To-date, no issues or concern have been identified.

Management presently anticipates that the costs of addressing the Year 2000 will approximate $150,000 to $200,000. These costs will be primarily for the replacement of depreciable assets. The costs associated with Year 2000 readiness are based on management's best estimates. There can be no guarantee that these estimates will be achieved, and actual results that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer codes, and similar uncertainties. As testing continues and more progress is made, management will continuously be assessing the estimated Year 2000 costs. As of September 30, 1998, the Bank incurred approximately $20,000 representing data processing pass-through charges relating to Year 2000 readiness and the compensation and benefits expense associated with staff time.

NEW ACCOUNTING STANDARDS

A new accounting standard, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, will require future reporting of additional information related to material business segments beginning with the year ended June 30, 1999. The Company is in the process of determining whether the new standard would result in the identification of additional reportable business segments.

A new accounting standard, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, will require all derivatives to be recognized at fair value as either assets or liabilities in the Consolidated Balance Sheets beginning with the quarter ended September 30, 1999. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designations. The Company does not believe adoption of this new standard will have a material impact on its consolidated financial position or results of operations.

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                        Quarter Ended September 30, 1998

PART II - OTHER INFORMATION

Item 1 -          Legal Proceedings:

                  Other than as set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, there are no material legal proceedings to which the Company or its subsidiaries is a party or to which any of their property is subject. The July 17, 1998 complaint, filed in Kent County, Michigan by Kristine Cowles; alledged that Bank West had violated the prohibition against the unauthorized practice of law, by a corporation, because it charged borrowers in residential mortgage transactions a $250 fee for document preparation. The complaint contained related counts, grounded in the claim concerning unauthorized practice of law, that Bank West had made misrepresentations and had violated the Michigan Consumer Protection Act. On July 23, 1998, a Kent County Circuit Court judge dismissed a similar complaint alleging unauthorized practice or law against another financial institution. On July 29, 1998, Bank West filed a motion for summary disposition. On August 20,
1998, plaintiff amended her complaint to add a count based upon alleged violations of the Federal Truth in Lending Act. Bank West amended its motion for summary disposition to address that count also. At a hearing on October 15, 1998, the Court dismissed the count alleging violation of the Truth in Lending Act and denied, without prejudice, the motion concerning the unauthorized practice of law, pending further discovery. After further discovery, Bank West intends to file another motion for summary disposition. Plaintiff filed the case as a purported class action, but plaintiff has not yet asked the Court to certify a class.

Item 2 -          Changes in Securities and Use of Proceeds:
                  There are no matters required to be reported under this item.

Item 3 -          Defaults Upon Senior Securities:
                  There are no matters required to be reported under this item.

Item 4 -          Submission of Matters to a Vote of Security-Holders:

                  At the Annual Meeting of Stockholders held on October 28, 1998, the stockholders of the Company approved each of the proposals as set forth below. The number of shares present at the Annual Meeting in person or by proxy was 2,302,803. The matters voted upon together with the applicable voting results were as follows:

                                                          FOR          WITHHOLD
                                                          ---          --------
                  1. Election of Directors
                           George A. Jackoboice         2,264,580       38,223
                           Carl A. Rossi                2,233,570       69,233
                           Robert J. Stephan            2,234,742       68,061
                           Wallace D. Riley             2,213,101       89,702

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                        Quarter Ended September 30, 1998


Item 4 -        Submission of Matters to a Vote of Security-Holders (continued):


                                                                    FOR             AGAINST              ABSTAIN
                                                                    ---             -------              -------
                  2.   Ratification of appointment of
                       Crowe, Chizek and Company
                       as independent auditors.                  2,141,022            152,343              9,438

Item 5 -          Other Information:
                  There are no matters required to be reported under this item.

Item 6 -          Exhibits and Reports on Form 8-K:
                  (a) Exhibits: The following exhibit is filed herewith:
                        Exhibit No.                   Description
                        -----------                   -----------

                           27.1                     Financial Data Schedule

                  (b) Reports on Form 8-K:

                      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BANK WEST FINANCIAL CORPORATION
                                        Registrant


Date:      November 13, 1998            /s/ Paul W. Sydloski
           -----------------            ---------------------
                                        Paul W. Sydloski, President and
                                        Chief Executive Officer
                                        (Duly Authorized Officer)



Date:     November 13, 1998             /s/ Kevin A. Twardy
          -----------------             ---------------------
                                        Kevin A. Twardy, Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)