Form 10-Q
period 1998-12-31
BANK WEST FINANCIAL CORP
filed 1999-02-11
CIK 934598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998


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


Shares of common stock, par value $.01 per share, outstanding as of February 12, 1999: 2,623,629.

                         BANK WEST FINANCIAL CORPORATION
                                    FORM 10-Q
                         Quarter Ended December 31, 1998

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

ITEM 1 - Financial Statements


           Consolidated Balance Sheets -
                  December 31, 1998 (unaudited) and June 30, 1998

           Consolidated Statements of Income (unaudited) -
                  For The Three and Six Months Ended December 31, 1998 and 1997

           Consolidated Statements of Comprehensive Income (unaudited) -
                  For The Six Months Ended December 31, 1998 and 1997

           Consolidated Statements of Cash Flows (unaudited) -
                  For The Six Months Ended December 31, 1998 and 1997

           Notes to Consolidated Financial Statements

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


ITEM  3 -  Quantitative  and  Qualitative  Disclosures  About  Market  Risk  Not
           applicable since the registrant is a small business issuer.

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

ITEM 2 - Changes in Securities and Use of Proceeds

ITEM 3 - Defaults upon Senior Securities

ITEM 4 - Submission of Matters to a Vote of Security Holders

ITEM 5 - Other Information

ITEM 6 - Exhibits and Reports on Form 8-K

SIGNATURES

                                      BANK WEST FINANCIAL CORPORATION
                                        CONSOLIDATED BALANCE SHEETS

                                                                           December 31,        June 30,
                                                                               1998               1998
                                                                          -------------      -------------
                                                                            (Unaudited)
ASSETS
        Cash and due from banks                                           $   3,479,918      $   2,408,476
        Interest-bearing deposits                                             3,867,868          1,797,063
                                                                          -------------      -------------
              Total cash and cash equivalents                                 7,347,786          4,205,539

        Securities available for sale (Note 5)                               34,119,616         32,167,697
        Securities held to maturity
          (fair value: $12,921,760 at December 31 , 1998,                    13,127,994         11,084,361
           $11,079,178 at June 30, 1998)  (Note 5)
        Loans held for sale  (Note 6)                                         6,870,562          8,156,572
        Loans, net (Note 7)                                                 132,894,542        118,905,611
        Federal Home Loan Bank stock                                          2,650,000          2,100,000
        Premises and equipment                                                3,130,255          3,164,905
        Accrued interest receivable                                             896,010            879,082
        Mortgage servicing rights                                               274,287            280,869
        Real estate owned                                                             0            192,080
        Other assets                                                            354,542            332,136
                                                                          -------------      -------------


             Total assets                                                 $ 201,665,594      $ 181,468,852
                                                                          =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
        Deposits                                                          $ 126,418,557      $ 119,979,379
        Federal Home Loan Bank borrowings                                    51,121,053         37,000,000
        Accrued interest payable                                                233,783            253,037
        Advance payments by borrowers
           for taxes and insurance                                              264,578            512,538
        Deferred federal income tax                                             213,438            335,182
        Other liabilities                                                       331,529            114,029
                                                                          -------------      -------------
               Total liabilities                                            178,582,938        158,194,165
                                                                          -------------      -------------

                                      BANK WEST FINANCIAL CORPORATION
                                        CONSOLIDATED BALANCE SHEETS
                                                (continued)

                                                                           December 31,        June 30,
                                                                               1998               1998
                                                                          -------------      -------------
                                                                            (Unaudited)
        Stockholders' Equity:
        Common stock, $.01 par value;  10,000,000 shares  authorized;
           2,623,629 issued at December 31, 1998
           and at June 30, 1998                                                  26,237             26,237
        Additional paid-in-capital                                           11,605,179         11,551,136
        Retained earnings, substantially restricted                          12,777,283         12,928,028
        Net unrealized gain (loss) on securities available for
           sale, net of tax benefit of $(121,744) at
           December 31, 1998 and tax of $2,644 at June 30, 1998                (231,197)             5,132
        Unallocated ESOP shares (Note 3)                                       (810,048)          (874,848)
        Unearned Management Recognition Plan shares (Note 4)                   (284,798)          (360,998)
                                                                          -------------      -------------
               Total stockholders' equity                                    23,082,656         23,274,687
                                                                          -------------      -------------

               Total liabilities and stockholders' equity                 $ 201,665,594      $ 181,468,852
                                                                          =============      =============

          See accompanying notes to consoldiated financial statements.

                                            BANK WEST FINANCIAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)

                                                              Three Months Ended               Six Months Ended
                                                                  December 31,                     December 31,
                                                             1998             1997             1998            1997
                                                         -----------      -----------      -----------      ----------
Interest and dividend income
        Loans                                            $ 2,661,927      $ 2,441,005      $ 5,254,972      $4,817,396
        Securities                                           668,567          598,220        1,301,501       1,128,636
        Other interest-bearing deposits                       46,463           35,962           89,584          64,158
        Dividends on FHLB stock                               49,195           38,532           92,271          75,069
                                                         -----------      -----------      -----------      ----------
                                                           3,426,152        3,113,719        6,738,328       6,085,259
                                                         -----------      -----------      -----------      ----------
Interest expense
        Deposits                                           1,490,137        1,394,933        2,989,827       2,730,493
        FHLB borrowings                                      623,044          506,366        1,157,641         996,438
                                                         -----------      -----------      -----------      ----------
                                                           2,113,181        1,901,299        4,147,468       3,726,931
                                                         -----------      -----------      -----------      ----------
Net interest income                                        1,312,971        1,212,420        2,590,860       2,358,328

Provision for loan losses                                     30,000           18,000           57,000          36,000
                                                         -----------      -----------      -----------      ----------

Net interest income after provision
    for loan losses                                        1,282,971        1,194,420        2,533,860       2,322,328
                                                         -----------      -----------      -----------      ----------

Other income
        Gain (loss) on sale of securities                     (4,509)           5,490         (282,572)         12,595
        Gain (loss) on trading securities                       --           (390,742)            --           169,302
        Gain on sale of loans                                236,119          158,759          395,184         318,612
        Fees and service charges                              60,273           78,903          127,852         168,544
        Miscellaneous income                                     442            4,113            6,698           5,616
                                                         -----------      -----------      -----------      ----------
                                                             292,325         (143,477)         247,162         674,669
                                                         -----------      -----------      -----------      ----------
Other expenses
        Compensation and benefits                            710,131          684,987        1,439,662       1,343,541
        Professional fees                                    223,777           84,165          280,269         162,268
        Federal Deposit Insurance                             17,014           15,943           34,517          31,480
        Occupancy                                             90,296           73,672          175,695         137,324
        Furniture, fixtures and equipment                     48,349           35,016           91,206          68,762
        Data processing                                       64,357           49,291          127,887          92,628
        Advertising                                           27,335           29,926           53,737          55,616
        State taxes                                           22,500           18,500           40,000          47,978
        Miscellaneous                                        157,725          150,673          308,441         251,969
                                                         -----------      -----------      -----------      ----------
                                                           1,361,484        1,142,173        2,551,414       2,191,566
                                                         -----------      -----------      -----------      ----------

                                            BANK WEST FINANCIAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)
                                                      (continued)

                                                              Three Months Ended               Six Months Ended
                                                                  December 31,                     December 31,
                                                             1998             1997             1998            1997
                                                         -----------      -----------      -----------      ----------
Income (loss) before federal income tax expense              213,812          (91,230)         229,608         805,431

Federal income tax expense (benefit)                          79,250          (31,040)          88,210         273,260
                                                         -----------      -----------      -----------      ----------

Net income (loss)                                        $   134,562      ($   60,190)     $   141,398      $  532,171
                                                         ===========      ===========      ===========      ==========

Earnings (loss) per share (Note 2)                       $       .06      $      (.03)     $       .06      $      .23
                                                         ===========      ===========      ===========      ==========
Earnings (loss) per share assuming dilution (Note 2)     $       .06      $      (.02)     $       .06      $      .22
                                                         ===========      ===========      ===========      ==========
Dividends per share                                      $       .06      $       .05      $       .12      $      .10
                                                         ===========      ===========      ===========      ==========


          See accompanying notes to consolidated financial statements.


                         BANK WEST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                Six Months Ended
                                                                   December 31,
                                                               1998           1997
                                                            ---------      --------
Net Income                                                  $ 141,398      $532,171

Other comprehensive income, net of tax:

      Unrealized gains (losses) on securities available
                 for sale                                    (236,329)      136,119
                                                            ---------      --------

Comprehensive income                                        ($ 94,931)     $668,290
                                                            =========      ========














          See accompanying notes to consolidated fianancial statements.

                         BANK WEST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                   Six Months Ended
                                                                     December 31,
                                                                 1998              1997
                                                            ------------      ------------
Cash flows from operating activities
        Net income                                          $    141,398      $    532,171
        Adjustments to reconcile net income to
        net cash from operating activities
             Origination and purchase of loans for sale      (21,431,201)      (21,362,888)
             Proceeds from sale of mortgage loans             23,112,395        21,536,769
             Purchase of trading securities                         --          (2,230,635)
             Proceeds from sale of trading securities               --           3,081,185
             Net (gain) loss on sales of:
                Loans                                           (395,184)         (318,612)
                Securities                                       282,572          (181,897)
                Real estate owned                                  2,501            (2,241)
             Depreciation                                        123,405            98,228
             Amortization of premiums, net                       156,647            22,554
             ESOP expense                                        118,843           174,909
             MRP expense                                          76,200            76,200
             Provision for loan losses                            57,000            36,000
             Change in:
                Deferred loan fees                               (52,312)          (94,824)
                Other assets                                     (32,750)         (539,913)
                Other liabilities                                (49,716)         (421,945)
                                                            ------------      ------------
                     Net cash from operating activities        2,109,798           405,061
                                                            ------------      ------------
Cash flows from investing activities
        Purchases of securities available for sale           (21,087,786)      (15,191,249)
        Purchases of securities held to maturity              (2,074,375)       (2,879,260)
        Proceeds from sale of securities                      10,691,302        10,575,313
        Proceeds from maturities, calls and principal
            payments of securities available for sale          7,678,015         1,335,121
        Loan originations, net of repayments                 (10,168,219)       (3,103,222)
        Loans purchased for portfolio                         (3,825,400)       (1,644,475)
        Purchase of FHLB stock                                  (550,000)         (400,000)
        Proceeds from sale of real estate owned                  189,579            22,153
        Property and equipment expenditures                      (88,755)         (141,152)
                                                            ------------      ------------
                     Net cash from investing activities      (19,235,639)      (11,426,771)
                                                            ------------      ------------
Cash flows from financing activities
        Proceeds from FHLB borrowings                         22,121,053        23,000,000
        Repayment of FHLB borrowings                          (8,000,000)      (16,000,000)
        Increase in deposits                                   6,439,178         6,686,078
        Repurchase of common stock                                  --            (105,937)
        Dividends paid on common stock                          (292,143)         (245,529)
                                                            ------------      ------------
                     Net cash from financing activities       20,268,088        13,334,612
                                                            ------------      ------------

          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                             Six Months Ended
                                                              December 31,
                                                          1998            1997
                                                       -----------    ----------
Net change in cash and cash equivalents                 3,142,247      2,312,902

Cash and cash equivalents at beginning of period        4,205,539      3,673,256
                                                       ----------     ----------

Cash and cash equivalents at end of period             $7,347,786     $5,986,158
                                                       ==========     ==========



Supplemental disclosures of cash flow information
Cash paid during the period for:
               Interest                                $4,166,722     $3,651,394
               Income taxes                               175,000        528,119



          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Three and Six Months Ended December 31, 1998
                                   (Unaudited)


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

The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the year ending June 30, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended June 30, 1998, included in the Company's 1998 Annual Report.

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). The Company adopted SFAS No. 130 retroactively beginning with the quarter ended September 30, 1998. Under this standard, comprehensive income is defined as all changes in equity other than those resulting from investments by owners and distributions to owners, and therefore includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

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

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1998
                                   (Unaudited)

NOTE 2 - EARNINGS PER SHARE (Continued)

A reconciliation of the numerators and denominators of Earnings Per Share and Earnings Per Share Assuming Dilution for the three and six months ended December 31, 1998 and 1997 are as follows:

                                                       Three Months Ended                Six Months Ended
                                                           December 31,                    December 31,
                                                      1998            1997            1998            1997
                                                   ----------     -----------      ----------     ----------
Earnings Per Share
         Net Income                                $  134,562     $   (60,190)     $  141,398     $  532,171
                                                   ==========     ===========      ==========     ==========

         Weighted average common shares
           outstanding                              2,401,196       2,348,025       2,398,159      2,347,237
                                                   ==========     ===========      ==========     ==========

         Earnings Per Share                        $      .06     $      (.03)     $      .06     $      .23
                                                   ==========     ===========      ==========     ==========

Earnings Per Share Assuming Dilution
         Net Income                                $  134,562     $   (60,190)     $  141,398     $  532,171
                                                   ==========     ===========      ==========     ==========

         Weighted average common shares
           outstanding                              2,401,196       2,348,025       2,398,159      2,347,237
         Add: dilutive effects of assumed
           exercise of stock options
           and unvested MRP's
                  Stock options                        56,063         119,426          77,341         85,888
                  MRP shares                            3,265          27,445          10,460         19,013
                                                   ----------     -----------      ----------     ----------

         Weighted average common and dilutive
           potential common shares outstanding      2,456,254       2,494,896       2,485,960      2,452,138
                                                   ==========     ===========      ==========     ==========

         Earnings Per Share Assuming Dilution      $      .05     $      (.02)     $      .06     $      .22
                                                   ==========     ===========      ==========     ==========

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

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1998
                                   (Unaudited)

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

To fund the ESOP, $1,296,048 was borrowed from the Company for the purpose of purchasing 243,009 shares of common stock at $5.33 per share. Principal and interest payments on the loan are due in quarterly installments, with the final payment of principal and accrued interest being due and payable at maturity, which is June 30, 2005. Interest is payable during the term of the loan at a fixed rate of 7.0%. The loan is collateralized by the shares of the Company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated among participants on the basis of total compensation, as defined. The unallocated ESOP shares are shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets. ESOP expense of $58,000 and $119,000 was recorded for the three and six months ended December 31, 1998.

NOTE 4 - STOCK BASED COMPENSATION PLANS

An employee and a directors' stock option plan (SOPs) and an officers' and a directors' management recognition plan (MRPs) were authorized by the shareholders at the October 25, 1995 annual meeting. The employee stock option plan and the officers' MRP are administered by a committee of non-employee directors of the Company, while grants under the directors' stock option plan and the directors' MRP are pursuant to formulas set forth in the plans. Total shares made available under the SOPs and MRPs were 347,155 and 138,862, respectively. The Committee has awarded under the SOPs options to purchase 347,134 shares of common stock at exercise prices between $6.625 and $13.25 per share, which represent the average of the high and low sales prices of the Company's stock on the dates of the awards. Both the option shares and grant prices have been adjusted for the three-for-two stock split in December 1997. At December 31, 1998, there were 21 option shares reserved for future grants. As of December 31, 1998, 1,000 options have been exercised. No compensation expense was recognized in connection with the issuance of the options. Management has concluded that the Company will not adopt the accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting. Accordingly, SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.

On November 13, 1995, the Company repurchased 4% of its then outstanding shares and placed them in a trust for the exclusive use of the MRPs. The Committee has awarded 72,320 shares of common stock under the officers' MRP and 41,657 shares of common stock under the directors' MRP. MRP awards vest in five equal annual installments, with the first award vesting on October 25, 1996. Compensation expense for the MRPs is recognized on a pro-rata basis over the vesting period of the awards. During the three and six months ended December 31, 1998, $38,100 and $76,200 was charged to compensation expense for the MRPs. The unearned compensation value of the MRPs is shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1998
                                   (Unaudited)

NOTE 5 - SECURITIES

The amortized cost and estimated fair values of securities at December 31, 1998 and June 30, 1998 are as follows:

Available for Sale
                                                                       Gross           Gross
                                                       Amortized    Unrealized      Unrealized         Fair
                                                          Cost         Gains          Losses          Value
                                                      -----------     --------     -----------     -----------
December 31, 1998 (unaudited)

U.S. agencies                                         $ 4,996,135     $  8,865     $      --       $ 5,005,000
Equity securities                                         830,525         --           143,627         686,898
Mortgage-backed securities                              2,689,772       13,093          12,789       2,690,076
Collateralized mortgage obligations                    25,953,482       32,967         248,807      25,737,642
                                                      -----------     --------     -----------     -----------
                                                      $34,469,914     $ 54,925     $   405,223     $34,119,616
                                                      ===========     ========     ===========     ===========

June 30, 1998

U.S. agencies                                         $ 3,995,488     $   --       $     3,613     $ 3,991,875
Equity securities                                       2,750,960       61,250          59,885       2,752,325
Mortgage-backed securities                                817,236         --             9,916         807,320
Collateralized mortgage obligations 24,596,237            230,029      210,089      24,616,177
                                                      -----------     --------     -----------     -----------
                                                      $32,159,921     $291,279     $   283,503     $32,167,697
                                                      ===========     ========     ===========     ===========


Held to Maturity

December 31, 1998 (unaudited)

Collateralized mortgage obligations                   $13,127,994     $     --     $   206,234     $12,921,760
                                                      ===========     ========     ===========     ===========

June 30, 1998

Collateralized mortgage obligations                   $11,084,361     $ 42,498     $    47,681     $11,079,178
                                                      ===========     ========     ===========     ===========


During September of 1998, equity securities were written-down by $401,000 relating to what management believes to be an other-than-temporary decline in the market value of these investments resulting from the recent downturn in the U.S. stock market, especially in small cap stocks.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1998
                                   (Unaudited)

NOTE 6 - SECONDARY MARKET MORTGAGE ACTIVITIES

The following summarizes the Company's secondary market mortgage activities, which consist solely of one- to four-family real estate loans:

                                                       Six Months Ended
                                                          December 31,
                                                     1998              1997
                                                 ------------      ------------
Loans held for sale - beginning of period        $  8,156,572      $  2,231,151
Activity during the periods:
Loans originated and purchased for sale            21,431,201        21,362,888
Proceeds from sale of loans originated
  and purchased for sale                          (23,112,395)      (21,536,769)
Gain on sale of loans                                 395,184           318,612
                                                 ------------      ------------
Loans held for sale - end of period              $  6,870,562      $  2,375,882
                                                 ============      ============

The unpaid principal balance of mortgage loans serviced for others amounted to $30.4 million and $33.2 million at December 31, 1998 and June 30, 1998, respectively. Custodial escrow balances maintained in connection with the foregoing loans serviced for others were approximately $65,000 and $192,000 at December 31, 1998 and June 30, 1998, respectively.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1998
                                   (Unaudited)

NOTE 7 - LOANS

Loans are classified as follows:

                                                           December 31,         June 30,
                                                               1998               1998
                                                         -------------      -------------
Real estate loans:
         One-to four-family residential - fixed rate     $  15,507,450      $  15,383,013
         One-to four-family residential - balloon           39,472,078         24,413,846
         One-to four-family residential - adjustable        24,190,348         32,599,924
         Construction and land development                  27,261,753         25,406,303
         Commercial mortgages                                9,216,660          6,485 449
         Home equity lines of credit                        10,719,818          9,877,359
         Second mortgages                                    8,960,563          8,148,412
                                                         -------------      -------------
              Total mortgage loans                         135,328,670        122,314,306
Consumer loans                                               1,789,282          1,665,606
Commercial non-mortgage                                      3,395,779          3,253,091
                                                         -------------      -------------
              Total                                        140,513,731        127,233,003
Less:
         Loans in process                                    7,564,702          8,248,310
         Deferred fees and costs                              (262,926)          (210,614)
         Allowance for loan losses                             317,413            289,696
                                                         -------------      -------------
                                                         $ 132,894,542      $ 118,905,611


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

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of Bank West Financial Corporation, its wholly owned subsidiary, Bank West, and Sunrise Mortgage Corporation a wholly-owned subsidiary of Bank West, at December 31, 1998 and June 30, 1998 and the consolidated results of operations for the three and six months ended December 31, 1998 with the same periods in 1997. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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


FINANCIAL CONDITION

Total assets increased by $20.2 million or 11.1% from $181.5 million at June 30, 1998 to $201.7 million at December 31, 1998. The increase in total assets was primarily attributable to an increase in total loans by $14.0 million or 11.8%. Total loans increased as greater emphasis was placed on originating one- to four-family balloon mortgages to offset prepayments of adjustable-rate and longer term fixed-rate mortgages in the current interest rate environment. In addition, greater emphasis was placed on originating home equity, second mortgages and commercial loans. Management expects continued growth in these types of portfolio lending activities which is expected to improve the Bank's net interest income.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Bank's mortgage banking activities consist of selling newly originated and purchased loans into the secondary market. The dollar amount of loans originated and purchased for resale in the three months ended December 31, 1998 increased by $4.5 million or 47.9% to $13.9 million compared to $9.4 million in the December 31, 1997 quarter. The increase in loan originations and purchases for resale is primarily the result of much stronger refinance volume due to the current low interest rate environment. The mortgage loans originated and purchased for resale in the current quarter have consisted primarily of 30-year fixed-rate and ten year balloon loans. The Bank's recent strategy has been to sell 30-year fixed-rate loans and to portfolio ten year balloons. The Bank has portfolioed ten year balloon loans in an effort to offset the prepayments of adjustable-rate and longer-term fixed-rate mortgages. Also, the current strategy will leverage the balance sheet which is expected to provide additional net interest income. Total loans sold amounted to $13.0 million and $11.1 million in the three months ended December 31, 1998 and 1997, respectively. Loans held for sale amounted to $6.9 million and $2.4 million at December 31, 1998 and 1997, respectively. The Bank continues to increase the number of correspondent lending relationships and is exploring additional options to increase retail loan volume.

During December 1997, the Bank formed Sunrise Mortgage Corporation, a wholly-owned subsidiary engaged to originate and purchase non-conforming first and second mortgage loans including sub-prime mortgage loans for resale. Each of the loans originated and purchased must have a commitment in place to sell the loan to an investor on a servicing released basis and on a per loan basis. Sunrise Mortgage Corporation is nearing break-even and is expected to contribute additional revenues as loan volume increases.

Collateralized mortgage obligations have increased from $35.7 million at June 30, 1998 to $38.9 million at December 31, 1998. Generally, collateralized mortgage obligations have been purchased with floating interest rates (prime rate or LIBOR) and have been collateralized by mortgages with a weighted average coupon of approximately 7.0%. The recent decline in overall interest rates and the corresponding increase in prepayment speeds has negatively impacted the market values of the Bank's collateralized mortgage obligations classified as available for sale resulting in an unrealized loss of approximately $143,000, net of taxes, and is shown as a reduction of stockholders' equity. The unrealized loss on collateralized mortgage obligations held to maturity was $136,000, net of taxes . Management feels that the recent decline in the market values of these securities is temporary.

Equity securities have decreased from $2.7 million at June 30, 1998 to $687,000 at December 31, 1998. The Bank has continued to orderly liquidate the equity securities portfolio. During the first quarter, the Company recorded a write-down totaling $401,000 relating to what management believes to be an other-than-temporary market decline on certain equity securities. At December 31, 1998, the unrealized loss on the remaining equity investments is approximately $95,000, net of taxes and is shown as a reduction of stockholders' equity. Management does not anticipate any further write-downs of equity securities.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total deposits increased by $6.4 million or 5.3% from June 30, 1998 to December 31, 1998 primarily due to an increase in certificates of deposit and money market accounts. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Bank believes that its passbook savings, statement savings, NOW and demand accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be affected by market conditions.

When deposit growth does not match the growth of assets, other funding sources such as FHLB advances are utilized. During the three months ended December 31, 1998, the Bank increased FHLB advances by $7.8 million since loan growth exceeded deposit growth. FHLB advances have generally been used to fund the Bank's loan growth and mortgage banking activities.

Stockholders' equity decreased from $23.3 million at June 30, 1998 to $23.1 million at December 31, 1998. The decrease was due to dividends of $292,000 paid during the six month period and a change in the net unrealized loss on securities available for sale by $236,000 primarily from collateralized mortgage obligations and equity securities. These amounts were partially offset by net income of $141,000.


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The table below sets forth the amounts and categories of non-performing assets at December 31, 1998 and June 30, 1998:

                                                       December 31,     June 30,
                                                           1998            1998
                                                         (Dollars in Thousands)
Non-accrual loans
         One- to four-family                             $  958          $  682
         Commercial                                        --                32
         Consumer                                            67             127
                                                         ------          ------
            Total                                         1,025             841

Foreclosed assets
         One- to four-family                               --               192
                                                         ------          ------

Total non-performing assets                              $1,025          $1,033
                                                         ======          ======

Total as a percentage of total assets                       .51%            .57%
                                                         ======          ======

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Non-performing assets in the one- to four-family category consists of seven construction spec loans to builders. Non-performing loans are concentrated to four builders in the western and southwestern Michigan area. These loans which are collateralized by single-family homes require a loan-to-value ratio of 75%. The majority of these homes are substantially complete. Management believes that these loans are adequately collateralized. Accordingly, no specific reserves have been assigned to these loans at December 31, 1998. The allowance for loan losses totalled $317,000 or 30.9% of total non-performing loans at December 31, 1998, and no portion of the allowance for loan losses was allocated to specific loans. During the three months ended December 31, 1998, there were $29,283 of charge-offs. At December 31, 1998, $106.4 million or 75.7% of the Bank's total loan portfolio was collateralized by first liens on one-to four-family residences, and the net loan portfolio amounted to 65.9% of total assets.


RESULTS OF OPERATIONS

Net Income. Net income increased by $195,000 in the quarter ended December 31, 1998 from a loss of $60,000 in the December 31, 1997 period to net income of $135,000 in the current quarter. The increase was primarily due to a loss of $391,000 on equity trading activities during the quarter ended December 31, 1997 compared to none in the current quarter.

For the six months ended December 31, 1998, net income decreased by $391,000 from net income of $532,000 in the December 31, 1997 period to $141,000 in the December 31, 1998 period. The decrease was primarily due to a loss of $283,000 on equity securities in the current year compared to gains of $169,000 on equity securities including trading securities in the 1997 period. See Other Income section for more information. In addition, professional fees were higher by $118,000 primarily due to litigation expense associated with a purported class action lawsuit. See Other Expenses section for more information. These amounts were partially offset by an increase in net interest income by $233,000 or 9.9%.

Net Interest Income. Net interest income increased by $101,000 or 8.3% in the quarter ended December 31, 1998 over the comparable 1997 period. Net interest income increased due to higher average interest-earning assets by $18.4 million or 10.8% primarily due to an increase in loans and collateralized mortgage obligations. The increase in average interest-earning assets was partially offset by a decrease in the interest rate spread to 2.29% from 2.54%. The decreased spread was primarily due to an decrease in the yield on interest-earning assets to 7.24% from 7.85% reflecting the flat yield curve resulting in refinances of adjustable-rate and 30-year loans with higher rates into lower rate mortgages. The cost of interest-bearing liabilities decreased to 4.95% from 5.31%reflecting certificates of deposit and FHLB advances repricing to lower rates as a result of the recent decline in the overall interest rate environment.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Net interest income increased by $233,000 or 9.9% in the six months ended December 31, 1998 over the comparable 1997 period. Net interest income increased due to higher average interest-earning assets by $26.3 million or 16.9% primarily due to an increase in loans and collateralized mortgage obligations. The increase in average interest-earning assets was partially offset by a decrease in the interest rate spread to 2.36%from 2.51%. The decreased spread was primarily due to a decrease in the yield on interest-earning assets to 7.41% from 7.82%, reflecting the flat yield curve resulting in refinances of adjustable-rate and 30-year loans with higher rates into lower rate mortgages. The cost of interest-bearing liabilities decreased to 5.05% from 5.31%reflecting certificates of deposit and FHLB advances repricing to lower rates as a result of the recent decline in the overall interest rate environment.

Provision for Loan Losses. The provision for loan losses increased by $12,000 or 66.7% in the three months ended December 31, 1998 and by $21,000 or 58.3% in the six months ended December 31, 1998 over the comparable 1997 periods. The allowance for loan losses totalled approximately $317,000 or .23% of the total loan portfolio and 30.9% of non-performing loans at December 31, 1998. The non-performing loans at December 31, 1998 were comprised primarily of one- to four-family construction spec loans to builders which require a loan-to-value ratio of 75%.

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

Other Income. Total other income increased by $435,000 in the three months ended December 31, 1998 from the comparable prior period. The increase was primarily due to a $391,000 mark to market loss sustained on equity investments during the three months ended December 31, 1997 compared to none in the current quarter. For the six months ended December 31, 1998, total other income decreased by $428,000 or 63.4%. The decrease was due to in part to a loss on available for sale securities of $283,000 relating to a first quarter's write-down of a portion of the Company's remaining equity securities to reflect what management believes to be an other-than-temporary market decline resulting from the recent downturn in the U.S. stock market, especially in small cap stocks. Also, during the six months ended December 31, 1997, the Company had $169,000 of gains from trading equity securities compared to none in the current year. At December 31, 1998, the remaining equity securities portfolio was valued at $687,000. Management intends to continue to orderly liquidate the remaining equity securities portfolio and does not anticipate any additional write-downs.

Gain on sale of loans increased by $77,000 or 48.4% and by $76,000 or 23.8% in the three and six months ended December 31, 1998, respectively, over the comparable 1997 periods. The increases are primarily attributable to increases in loans sold due to higher refinancing volume in the current low interest rate environment.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Fees and service charges decreased by $19,000 or 24.1% and by $41,000 or 24.3% during the three and six months December 31, 1998, respectively, over the comparable 1997 periods reflecting higher amortization of mortgage servicing rights as a result of higher prepayments of the Bank's mortgage servicing portfolio.

Other Expenses. Total other expenses increased by $219,000 or 19.2% in the quarter ended December 31, 1998 over the comparable 1997 period. The increase was primarily due to higher professional fees of $140,000 or 166.7% attributable to legal costs associated with a purported class action lawsuit filed on July 17, 1998 by a Bank West borrower. Bank West is one of several institutions that have been targeted in similar actions alleging the "practice of law." Bank West possesses meritorious defenses and believes that filling in blanks on mortgage instruments drafted by attorneys does not constitute the "practice of law." Compensation and benefits expenses increased by $25,000 or 3.6% due to higher overall staff levels versus the prior year. However, management believes that the recent reduction of overall staff levels by approximately 5% is expected to level-off compensation and benefits for the remainder of the fiscal year. Occupancy expense increased by $16,000 or 21.6% due to leasing expenses incurred by Sunrise Mortgage Corp. that did not exist in the December 31, 1997 quarter, and one-time repairs and maintenance expenses. Data processing expenses increased by $15,000 or 30.6% due to Year 2000 pass-through charges by the Bank's outside vendor which handles the core data processing. The other categories of miscellaneous expenses and other expenses did not significantly change in the quarter ended December 31, 1998 when compared to the December 31, 1997 quarter.

For the six months ended December 31, 1998, total other expenses increased by $359,000 or 16.4% over the comparable 1997 period. The increase was primarily due to higher professional fees by $118,000 or 72.8%, compensation and benefits by $96,000 or 7.1%, occupancy expenses by $39,000 or 28.5% and data processing expense by $35,000 or 37.6% for the same reasons mentioned in the preceding paragraph. The other categories of miscellaneous expenses and other expenses did not significantly change in the six months ended December 31, 1998 when compared to the December 31, 1997 period.

Federal Income Tax Expense. Federal income tax expense increased by $110,000 and decreased by $185,000 in the three and six months ended December 31, 1998 over the comparable 1997 periods, respectively due to different pretax income levels.


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

The Bank routinely borrows FHLB advances when overnight deposits are drawn to low levels. These borrowings are made pursuant to the blanket collateral agreement with the FHLB. At December 31, 1998, the Bank has approximately $22.3 million of excess borrowing capacity based on eligible collateral under the blanket collateral agreement with the FHLB.

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

YEAR 2000

Management and a committee of the Board of Directors have developed a formal action plan which outlines the Bank's process for preparing itself for Year 2000 issues. The Bank's core data processing software is provided by Fiserv Milwaukee, Inc. ("Fiserv"), an outside vendor. Fiserv represents that they are substantially completed with their Year 2000 testing and expect to be fully compliant before June 30, 1999. During the quarter ended December 31, 1998, the Bank successfully tested the Fiserv applications the Bank utilizes. In addition, the Bank successfully tested all but one third party software that integrates with Fiserv. This third party software application as well as those others which do not integrate with Fiserv are scheduled to be testing during the quarter ended March 31, 1999. Overall, the Bank has substantially completed its testing stage and has begun the renovation stage which is expected to be completed by June 30, 1999.

Management has performed a review of its commercial borrowers to determine if there are any Year 2000 issues or concerns of the borrower that could affect repayment of the Bank's loan. To-date, no issues or concerns have been identified. Accordingly, no specific reserve has been assigned to these loans.

Management presently anticipates that the costs of addressing the Year 2000 will approximate $175,000 to $225,000 which includes approximately $75,000 of anticipated obsolescence charges. The remaining $100,00 - $150,000 will be for the replacement of depreciable assets, primarily personal computers. The costs associated with Year 2000 readiness are based on management's best estimates. As testing continues and more progress is made, management will continuously be assessing the estimated Year 2000 costs. As of December 31, 1998, the Bank incurred approximately $25,000 representing data processing pass-through charges relating to Year 2000 readiness and the compensation and benefits expense associated with staff time.

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

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                         Quarter Ended December 31, 1998

PART II - OTHER INFORMATION

Item 1 -          Legal Proceedings:

                  Other than the litigation filed by Kristine Cowles, discussed in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, there are no material legal proceedings to which the Company or its subsidiaries is a party or to which any of their property is subject. Subsequent to the events described in that Report, plaintiff amended her complaint to add additional allegations under the federal Truth in Lending Act ("TILA") and on December 30, 1998 filed a motion to have the case certified as a class action. Although extensive discovery has been taken, discovery has not been completed. Plaintiff's motion for class certification nevertheless asserts that the class consists of no less than 2,862 loan customers, of which plaintiff statistically calculates that about 2,582 loans included the questioned document preparation charge. Plaintiff's damages claims include a demand for the disgorgement of the entire document preparation fee, which plaintiff alleges were $250 for most loans; plaintiff also seeks other damages including statutory damages for alleged TILA violations, and attorneys fees; plaintiff also seeks injunctive relief. The Company continues to vigorously defend this action.


Item 2 -          Changes in Securities and Use of Proceeds:
                  There are no matters required to be reported under this item.

Item 3 -          Defaults Upon Senior Securities:
                  There are no matters required to be reported under this item.

Item 4 -          Submission of Matters to a Vote of Security-Holders:
                  There are no matters required to be reported under this item

Item 5 -          Other Information:
                  There are no matters required to be reported under this item.


Item 6 -          Exhibits and Reports on Form 8-K:
                  (a) Exhibits: The following exhibit is filed herewith:

                      Exhibit No.                   Description
                      -----------                   -----------

                         27.1                       Financial Data Schedule

                  (b) Reports on Form 8-K:

                      No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BANK WEST FINANCIAL CORPORATION
                                        Registrant


Date:     February 11, 1999             /s/Paul W. Sydloski
                                        -------------------
                                        Paul W. Sydloski, President and
                                        Chief Executive Officer
                                        (Duly Authorized Officer)



Date:     February 11, 1999             /s/Kevin A. Twardy
                                        -------------------
                                        Kevin A. Twardy, Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)