Form 10-Q
period 1999-03-31
BANK WEST FINANCIAL CORP
filed 1999-05-14
CIK 934598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Shares of common stock, par value $.01 per share, outstanding as of May 14, 1999: 2,603,629.

                         BANK WEST FINANCIAL CORPORATION
                                    FORM 10-Q
                          Quarter Ended March 31, 1999

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

ITEM 1 - Financial Statements


           Consolidated Balance Sheets -
                  March 31, 1999 (unaudited) and June 30, 1998 . . . . . . . . .

           Consolidated Statements of Income (unaudited) -
                  For The Three and Nine Months Ended March 31, 1999 and 1998 .

           Consolidated Statements of Comprehensive Income (unaudited) -
                  For The Nine Months Ended March 31, 1999 and 1998 . .  . . . .

           Consolidated Statements of Cash Flows (unaudited) -
                  For The Nine Months Ended March 31, 1999 and 1998. . . . . . .

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

ITEM 4 - Submission of Matters to a Vote of Security Holders . . . . . . . . . .

ITEM 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                      BANK WEST FINANCIAL CORPORATION
                                        CONSOLIDATED BALANCE SHEETS

                                                                            March 31,          June 30,
                                                                              1999                1998
                                                                          -------------      -------------
                                                                           (Unaudited)
ASSETS
         Cash and due from banks                                          $   2,626,033      $   2,408,476
         Interest-bearing deposits                                            4,807,754          1,797,063
                                                                          -------------      -------------
               Total cash and cash equivalents                                7,433,787          4,205,539

         Securities available for sale (Note 5)                              33,250,303         32,167,697
         Securities held to maturity
           (fair value: $13,929,499 at March 31 , 1999,                      14,129,749         11,084,361
            $11,079,178 at June 30, 1998)  (Note 5)
         Loans held for sale  (Note 6)                                        3,623,418          8,156,572
         Loans, net (Note 7)                                                135,234,817        118,905,611
         Federal Home Loan Bank stock                                         2,700,000          2,100,000
         Premises and equipment                                               3,010,305          3,164,905
         Accrued interest receivable                                            933,861            879,082
         Mortgage servicing rights                                              247,482            280,869
         Real estate owned                                                            0            192,080
         Other assets                                                           414,989            332,136
                                                                          -------------      -------------

              Total assets                                                $ 200,978,711      $ 181,468,852
                                                                          =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
         Deposits                                                         $ 128,642,323      $ 119,979,379
         Federal Home Loan Bank borrowings                                   48,160,378         37,000,000
         Accrued interest payable                                               241,481            253,037
         Advance payments by borrowers
            for taxes and insurance                                             363,726            512,538
         Deferred federal income tax                                            211,640            335,182
         Other liabilities                                                      590,689            114,029
                                                                          -------------      -------------
                Total liabilities                                           178,210,237        158,194,165
                                                                          -------------      -------------

                                      BANK WEST FINANCIAL CORPORATION
                                        CONSOLIDATED BALANCE SHEETS

                                                                            March 31,          June 30,
                                                                              1999                1998
                                                                          -------------      -------------
                                                                           (Unaudited)
         Stockholders' Equity:
         Common stock, $.01 par value;  10,000,000 shares
            authorized;  2,603,629 issued at March 31, 1999
            and at June 30, 1998                                                 26,037             26,237
         Additional paid-in-capital                                          11,376,330         11,551,136
         Retained earnings, substantially restricted                         12,591,382         12,928,028
         Net unrealized gain (loss) on securities available for
            sale, net of tax benefit of $(123,542) at March 31,
            1999 and tax of $2,644 at June 30, 1998                            (234,690)             5,132
         Unallocated ESOP shares (Note 3)                                      (777,648)          (874,848)
         Unearned Management Recognition Plan shares (Note 4)                  (212,937)          (360,998)
                                                                          -------------      -------------
                Total stockholders' equity                                   22,768,474         23,274,687
                                                                          -------------      -------------

                Total liabilities and stockholders' equity                $ 200,978,711      $ 181,468,852
                                                                          =============      =============

          See accompanying notes to consoldiated financial statements.

                                            BANK WEST FINANCIAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)

                                                             Three Months Ended                 Nine Months Ended
                                                                  March 31,                          March 31,
                                                            1999             1998             1999            1998
                                                         -----------      -----------     ------------      ----------
Interest and dividend income
        Loans                                            $ 2,648,963      $ 2,427,803     $  7,903,935      $7,245,199
        Securities                                           716,217          626,847        2,017,718       1,755,483
        Other interest-bearing deposits                       51,772           41,365          141,356         105,523
        Dividends on FHLB stock                               53,019           38,871          145,290         113,940
                                                         -----------      -----------     ------------      ----------
                                                           3,469,971        3,134,886       10,208,299       9,220,145
                                                         -----------      -----------     ------------      ----------
Interest expense
        Deposits                                           1,453,406        1,393,561        4,443,233       4,124,054
        FHLB borrowings                                      647,546          485,186        1,805,187       1,481,624
                                                         -----------      -----------     ------------      ----------
                                                           2,100,952        1,878,747        6,248,420       5,605,678
                                                         -----------      -----------     ------------      ----------
Net interest income                                        1,369,019        1,256,139        3,959,879       3,614,467

Provision for loan losses                                     80,000           21,000          137,000          57,000
                                                         -----------      -----------     ------------      ----------

Net interest income after provision
    for loan losses                                        1,289,019        1,235,139        3,822,879       3,557,467
                                                         -----------      -----------     ------------      ----------

Other income
        Gain (loss) on sale of securities                    (16,075)          28,733         (298,647)         41,328
        Gain on trading securities                              --              9,721             --           179,023
        Gain on sale of loans                                173,202          147,132          568,386         465,744
        Fees and service charges                              99,667           64,434          227,519         232,978
        Miscellaneous income                                   2,191            2,102            8,889           7,718
                                                         -----------      -----------     ------------      ----------
                                                             258,985          252,122          506,147         926,791
                                                         -----------      -----------     ------------      ----------

                                            BANK WEST FINANCIAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)
                                                      (continued)

                                                             Three Months Ended                 Nine Months Ended
                                                                  March 31,                          March 31,
                                                            1999             1998             1999            1998
                                                         -----------      -----------     ------------      ----------
Other expenses
        Compensation and benefits                            879,620          718,688        2,319,282       2,062,229
        Professional fees                                    270,893           60,370          551,162         222,638
        Federal Deposit Insurance                             17,779           16,231           52,296          47,711
        Occupancy                                             77,853           76,385          253,548         213,709
        Furniture, fixtures and equipment                     47,947           41,757          139,153         110,519
        Loss on disposal of fixed assets                      77,293             --             77,293            --
        Data processing                                       66,886           50,909          194,773         143,537
        Advertising                                           15,781           23,787           69,518          79,403
        State taxes                                           12,954           19,000           52,954          66,978
        Miscellaneous                                        149,533          165,515          457,974         417,484
                                                         -----------      -----------     ------------      ----------
                                                           1,616,539        1,172,642        4,167,953       3,364,208
                                                         -----------      -----------     ------------      ----------

Income (loss) before federal income tax expense              (68,535)         314,619          161,073       1,120,050

Federal income tax expense (benefit)                         (30,210)         106,800           58,000         380,060
                                                         -----------      -----------     ------------      ----------

Net income (loss)                                        ($   38,325)     $   207,819     $    103,073      $  739,990
                                                         ===========      ===========     ============      ==========

Earnings (loss) per share (Note 2)                       $      (.02)     $       .09     $        .04      $      .31
                                                         ===========      ===========     ============      ==========
Earnings (loss) per share assuming dilution (Note 2)     $      (.02)     $       .08     $        .04      $      .28
                                                         ===========      ===========     ============      ==========
Dividends per share                                      $       .06      $       .06     $        .18      $      .16
                                                         ===========      ===========     ============      ==========

          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                               Nine Months Ended
                                                                    March 31,
                                                               1999          1998
                                                            ---------      --------
Net Income                                                  $ 103,073      $739,990

Other comprehensive income, net of tax:

      Unrealized gains (losses) on securities available
                 for sale                                    (239,822)      215,215
                                                            ---------      --------

Comprehensive income                                        ($136,749)     $955,205
                                                            =========      ========

          See accompanying notes to consolidated financial statements.

                                 BANK WEST FINANCIAL CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                      Nine Months Ended
                                                                        March 31,
                                                                    1999              1998
                                                                ------------      -------------
Cash flows from operating activities
         Net income                                             $    103,073      $    739,990
         Adjustments to reconcile net income to
         net cash from operating activities
              Origination and purchase of loans for sale         (30,258,727)      (35,692,295)
              Proceeds from sale of mortgage loans                35,360,475        30,490,182
              Purchase of trading securities                            --          (2,530,635)
              Proceeds from sale of trading securities                  --           3,936,841
              Net (gain) loss on sales of:
                 Loans                                              (568,594)         (465,744)
                 Securities                                          298,646          (220,351)
                 Real estate owned                                     2,501            (2,241)
              Depreciation                                           188,096           155,234
              Loss on disposal of fixed assets                        77,229              --
              Amortization of premiums, net                          194,603            49,215
              ESOP expense                                           173,518           260,719
              MRP expense                                             80,800           114,300
              Provision for loan losses                              137,000            57,000
              Change in:
                 Deferred loan fees                                 (127,860)          (87,431)
                 Other assets                                       (104,245)         (562,573)
                 Other liabilities                                   316,292          (173,473)
                                                                ------------      ------------
                         Net cash from operating activities        5,872,807        (3,931,262)
                                                                ------------      ------------

Cash flows from investing activities
         Purchases of securities available for sale              (24,088,802)      (21,323,884)
         Purchases of securities held to maturity                 (3,093,501)       (7,993,997)
         Proceeds from sale of securities                         11,707,642        15,163,389
         Proceeds from maturities, calls and principal
             payments of securities available for sale            10,490,054         3,499,391
         Loan originations, net of repayments                    (11,031,938)       (2,808,910)
         Loans purchased for portfolio                            (5,306,408)       (1,745,675)
         Purchase of FHLB stock                                     (600,000)         (550,000)
         Proceeds from sale of real estate owned                     189,579            22,153
         Property and equipment expenditures                        (110,725)         (190,575)
                                                                ------------      ------------
                         Net cash from investing activities      (21,844,099)      (15,928,108)
                                                                ------------      ------------

                                 BANK WEST FINANCIAL CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                      Nine Months Ended
                                                                        March 31,
                                                                    1999              1998
                                                                ------------      -------------
Cash flows from financing activities
         Proceeds from FHLB borrowings                            29,160,378        38,209,202
         Repayment of FHLB borrowings                            (18,000,000)      (29,000,000)
         Increase in deposits                                      8,662,944        14,694,105
         Repurchase of common stock                                 (197,313)         (105,937)
         Exercise of stock options                                    13,250             7,282
         Dividends paid on common stock                             (439,719)         (393,107)
                                                                ------------      ------------
                         Net cash from financing activities       19,199,540        23,411,545
                                                                ------------      ------------

          See accompanying notes to consolidated financial statements.

                                        BANK WEST FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                  (Unaudited)

                                                                                         Nine Months Ended
                                                                                              March 31,
                                                                                        1999          1998
                                                                                     ----------     ----------
Net change in cash and cash equivalents                                               3,228,248      3,552,175

Cash and cash equivalents at beginning of period                                      4,205,539      3,673,256
                                                                                     ----------     ----------

Cash and cash equivalents at end of period                                           $7,433,787     $7,225,431
                                                                                     ==========     ==========



Supplemental  disclosures of cash flow  information
  Cash paid during the period for:
                Interest                                                             $6,159,976     $5,489,084
                Income taxes                                                            196,000        678,119

          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three and Nine Months Ended March 31, 1999
                                   (Unaudited)

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

The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending June 30, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended June 30, 1998, included in the Company's 1998 Annual Report.

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

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 1999
                                   (Unaudited)

NOTE 2 - EARNINGS PER SHARE (Continued)

A reconciliation of the numerators and denominators of Earnings Per Share and Earnings Per Share Assuming Dilution for the three and nine months ended March 31, 1999 and 1998 are as follows:

                                                       Three Months Ended              Nine Months Ended
                                                             March 31,                     March 31,
                                                      1999             1998          1999            1998
                                                  -----------      ----------     ----------     ----------
Earnings Per Share
         Net Income (loss)                         $   (38,325)     $  207,819     $  103,073     $  739,990
                                                   ===========      ==========     ==========     ==========

         Weighted average common shares
           outstanding                               2,403,691       2,356,792      2,397,779      2,354,217
                                                   ===========      ==========     ==========     ==========

         Earnings Per Share                        $      (.02)     $      .09     $      .04     $      .31
                                                   ===========      ==========     ==========     ==========

Earnings Per Share Assuming Dilution
         Net Income (loss)                         $   (38,325)     $  207,819     $  103,073     $  739,990
                                                   ===========      ==========     ==========     ==========

         Weighted average common shares
           outstanding                               2,403,691       2,356,792      2,397,779      2,354,217
         Add: dilutive effects of assumed
           exercise of stock options
           and unvested MRP's
                  Stock options                         37,732         278,070         60,541        226,903
                  MRP shares                              --            32,220          4,259         29,769
                                                   -----------      ----------     ----------     ----------

         Weighted average common and dilutive
           potential common shares outstanding       2,441,423       2,667,082      2,462,579      2,610,889
                                                   ===========      ==========     ==========     ==========

         Earnings Per Share Assuming Dilution      $      (.02)     $      .08     $      .04     $      .28
                                                   ===========      ==========     ==========     ==========

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

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 1999
                                   (Unaudited)

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

To fund the ESOP, $1,296,048 was borrowed from the Company for the purpose of purchasing 243,009 shares of common stock at $5.33 per share. Principal and interest payments on the loan are due in quarterly installments, with the final payment of principal and accrued interest being due and payable at maturity, which is June 30, 2005. Interest is payable during the term of the loan at a fixed rate of 7.0%. The loan is collateralized by the shares of the Company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated among participants on the basis of total compensation, as defined. The unallocated ESOP shares are shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets. ESOP expense of $55,000 and $174,000 was recorded for the three and nine months ended March 31, 1999.

NOTE 4 - STOCK BASED COMPENSATION PLANS

An employee and a directors' stock option plan (SOPs) and an officers' and a directors' management recognition plan (MRPs) were authorized by the shareholders at the October 25, 1995 annual meeting. The employee stock option plan and the officers' MRP are administered by a committee of non-employee directors of the Company, while grants under the directors' stock option plan and the directors' MRP are pursuant to formulas set forth in the plans. Total shares made available under the SOPs and MRPs were 347,155 and 138,862, respectively. The Committee has awarded under the SOPs options to purchase shares of common stock at exercise prices between $6.625 and $13.25 per share, which represent the average of the high and low sales prices of the Company's stock on the dates of the awards. Both the option shares and grant prices have been adjusted for the three-for-two stock split in December 1997. At March 31, 1999, there were 23,857 option shares reserved for future grants. As of March 31, 1999, 3,000 options have been exercised. No compensation expense was recognized in connection with the issuance of the options. Management has concluded that the Company will not adopt the accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting. Accordingly, SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.

During 1995, the Company repurchased 4% of its then outstanding shares and placed them in a trust for the exclusive use of the MRPs. The Committee has awarded 72,320 shares of common stock under the officers' MRP and 41,657 shares of common stock under the directors' MRP. MRP awards vest in five equal annual installments, with the first award vesting on October 25, 1996. Compensation expense for the MRPs is recognized on a pro-rata basis over the vesting period of the awards. During the three and nine months ended March 31, 1999, $4,600 and $80,800 was charged to compensation expense for the MRPs. The recent quarter's compensation expense is lower due to forfeitures during the quarter. The unearned compensation value of the MRPs is shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 1999
                                   (Unaudited)

NOTE 5 - SECURITIES

The amortized cost and estimated fair values of securities at March 31, 1999 and June 30, 1998 are as follows:

Available for Sale

                                                                        Gross          Gross
                                                       Amortized     Unrealized     Unrealized        Fair
                                                          Cost          Gains         Losses          Value
                                                      -----------     --------     -----------     -----------
March 31, 1999 (unaudited)
--------------------------
U.S. agencies                                         $ 5,998,905     $   --       $     8,593     $ 5,990,312
Equity securities                                         670,525         --           119,585         550,940
Mortgage-backed securities                              2,631,549         --            18,737       2,612,812
Collateralized mortgage obligations                    24,304,912       34,391         243,064      24,096,239
                                                      -----------     --------     -----------     -----------
                                                      $33,605,891     $ 34,391     $   389,979     $33,250,303
                                                      ===========     ========     ===========     ===========
June 30, 1998
-------------
U.S. agencies                                         $ 3,995,488     $   --       $     3,613     $ 3,991,875
Equity securities                                       2,750,960       61,250          59,885       2,752,325
Mortgage-backed securities                                817,236         --             9,916         807,320
Collateralized mortgage obligations 24,596,237            230,029      210,089      24,616,177
                                                      -----------     --------     -----------     -----------
                                                      $32,159,921     $291,279     $   283,503     $32,167,697
                                                      ===========     ========     ===========     ===========
Held to Maturity
----------------
Collateralized mortgage obligations                   $14,129,749     $    --      $   180,250     $13,929,499
                                                      ===========     ========     ===========     ===========

June 30, 1998
-------------

Collateralized mortgage obligations                   $11,084,361     $ 42,498     $    47,681     $11,079,178
                                                      ===========     ========     ===========     ===========

During September of 1998, equity securities were written-down by $401,000 relating to what management believes to be an other-than-temporary decline in the market value of these investments resulting from the recent downturn in the U.S. stock market, especially in small cap stocks.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 1999
                                   (Unaudited)

NOTE 6 - SECONDARY MARKET MORTGAGE ACTIVITIES

The following summarizes the Company's secondary market mortgage activities, which consist solely of one- to four-family real estate loans:

                                                       Nine Months Ended
                                                             March 31,
                                                      1999              1998
                                                 ------------      ------------
Loans held for sale - beginning of period        $  8,156,572      $  2,231,151
Activity during the periods:
Loans originated and purchased for sale            30,258,727        35,692,295
Proceeds from sale of loans originated
  and purchased for sale                          (35,360,475)      (30,490,182)
Gain on sale of loans                                 568,594           465,744
                                                 ------------      ------------
Loans held for sale - end of period              $  3,623,418      $  7,899,008
                                                 ============      ============

The unpaid principal balance of mortgage loans serviced for others amounted to $28.7 million and $33.2 million at March 31, 1999 and June 30, 1998, respectively. Custodial escrow balances maintained in connection with the foregoing loans serviced for others were approximately $121,000 and $192,000 at March 31, 1999 and June 30, 1998, respectively.

                        BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 1999
                                   (Unaudited)

NOTE 7 - LOANS

Loans are classified as follows:

                                                           March 31,          June 30,
                                                             1999               1998
                                                         -------------      -------------
Real estate loans:
         One-to four-family residential - fixed rate     $  15,165,788      $  15,383,013
         One-to four-family residential - balloon           44,708,541         24,413,846
         One-to four-family residential - adjustable        21,719,724         32,599,924
         Construction and land development                  24,576,015         25,406,303
         Commercial mortgages                               11,529,902          6,485 449
         Home equity lines of credit                        10,401,668          9,877,359
         Second mortgages                                    9,184,184          8,148,412
                                                         -------------      -------------
              Total mortgage loans                         137,285,822        122,314,306
Consumer loans                                               1,825,718          1,665,606
Commercial non-mortgage                                      3,464,767          3,253,091
                                                         -------------      -------------
              Total                                        142,576,307        127,233,003
Less:
         Loans in process                                    7,282,697          8,248,310
         Deferred fees and costs                              (338,474)          (210,614)
         Allowance for loan losses                             397,267            289,696
                                                         -------------      -------------
                                                         $ 135,234,817      $ 118,905,611
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

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of Bank West Financial Corporation, its wholly owned subsidiary, Bank West, and Sunrise Mortgage Corporation a wholly-owned subsidiary of Bank West, at March 31, 1999 and June 30, 1998 and the consolidated results of operations for the three and nine months ended March 31, 1999 with the same periods in 1998. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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


FINANCIAL CONDITION

Total assets increased by $19.5 million or 10.7% from $181.5 million at June 30, 1998 to $201.0 million at March 31, 1999. The increase in total assets was primarily attributable to an increase in total loans by $16.3 million or 13.7%. Total loans increased as greater emphasis was placed on originating one- to four-family balloon mortgages to offset prepayments of adjustable-rate and longer term fixed-rate mortgages in the current interest rate environment. In addition, greater emphasis was placed on originating second mortgage and commercial mortgage loans. Management expects continued growth in these types of portfolio lending activities which is expected to improve the Bank's net interest income and margins. In addition, management expects future quarters to reflect significant growth in commercial non-mortgage loans due to the strategic realignment that occurred during March of 1999. The Bank's newly appointed Chief Executive Officer and its Vice President of Commercial Lending have extensive commercial loan and banking experience. The growth in commercial non-mortgage loans is expected to improve the Bank's net interest income and margins.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank's mortgage banking activities consist of selling newly originated and purchased loans into the secondary market. The dollar amount of loans originated and purchased for resale in the three months ended March 31, 1999 decreased by $5.4 million or 37.8% to $8.9 million from $14.3 million in the March 31, 1998 quarter. The decrease in loan originations and purchases for resale is primarily the result of exceptionally strong refinance volume in the March 31, 1998 quarter due to a dramatic decline in long-term mortgage interest rates. Mortgage loans originated and purchased for resale in the current quarter consisted primarily of 30-year fixed-rate and ten-year balloon loans. The Bank's recent strategy has been to sell 30-year fixed-rate loans and to portfolio ten-year balloons. The Bank has portfolioed ten-year balloon loans in an effort to offset the prepayments of adjustable-rate and longer-term fixed-rate mortgages. Also, the current strategy will leverage the balance sheet which is expected to provide additional net interest income. Total loans sold amounted to $12.3 million and $9.0 million in the three months ended March 31, 1999 and 1998, respectively. Loans held for sale amounted to $3.6 million and $8.2 million at March 31, 1999 and 1998, respectively. The Bank continues to increase the number of correspondent lending relationships and is exploring additional options to increase retail mortgage loan volume.

During December 1997, the Bank formed Sunrise Mortgage Corporation, a wholly-owned subsidiary engaged to originate and purchase non-conforming first and second mortgage loans including sub-prime mortgage loans for resale. Each of the loans originated and purchased must have a commitment in place to sell the loan to an investor on a servicing released basis and on a per loan basis. Sunrise Mortgage Corporation is nearing break-even, but has not generated significant loan volume to date. Management is exploring various options relating to the future of Sunrise Mortgage.

Collateralized mortgage obligations have increased from $35.7 million at June 30, 1998 to $38.2 million at March 31, 1999. Generally, collateralized mortgage obligations have been purchased with floating interest rates (prime rate or LIBOR) and have been collateralized by mortgages with a weighted average note rate of approximately 7.0%. The recent decline in overall interest rates and the corresponding increase in prepayment speeds has negatively impacted the market values of the Bank's collateralized mortgage obligations classified as available for sale. This has resulted in an unrealized loss of approximately $138,000, net of taxes, which is included in the total unrealized loss on available for sale securities shown as a component of stockholders' equity. The unrealized loss on collateralized mortgage obligations held to maturity was $119,000, net of taxes. Management believes that the recent decline in the market values of these securities is temporary.

Equity securities have decreased from $2.7 million at June 30, 1998 to $551,000 at March 31, 1999. The Bank has continued to orderly liquidate the equity securities portfolio. During the September 30, 1998 quarter, the Company recorded a write-down totaling $401,000 relating to what management believes to be an other-than-temporary market decline on certain equity securities. At March 31, 1999, the unrealized loss on the remaining equity investments is approximately $79,000, net of taxes and is included in the total unrealized loss on available for sale securities shown as a component of stockholders' equity.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total deposits increased by $8.6 million or 7.2% from June 30, 1998 to March 31, 1999 primarily due to an increase in certificates of deposit and money market accounts. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Bank believes that its passbook savings, statement savings, NOW and demand accounts are relatively stable sources of deposits.
However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be affected by market conditions.

When deposit growth does not match the growth of assets, other funding sources such as FHLB advances are utilized. During the nine months ended March 31, 1999, the Bank increased FHLB advances by $11.2 million since loan growth exceeded deposit growth. FHLB advances have generally been used to fund the Bank's loan growth and mortgage banking activities.

Stockholders' equity decreased from $23.3 million at June 30, 1998 to $22.8 million at March 31, 1999. The decrease was primarily due to dividends of $440,000 paid during the nine month period and a change in the net unrealized loss on securities available for sale by $240,000 primarily from collateralized mortgage obligations and equity securities. These amounts were partially offset by net income of $103,000.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The table below sets forth the amounts and categories of non-performing assets at March 31, 1999 and June 30, 1998:

                                                           March 31,     June 30,
                                                             1999          1998
                                                             ----          ----
                                                          (Dollars in Thousands)
Non-accrual loans
         One- to four-family                               $  100        $  682
         Construction and land development                    986          --
         Commercial                                          --              32
         Consumer                                              69           127
                                                           ------        ------
            Total                                           1,155           841

Foreclosed assets
         One- to four-family                                 --             192
                                                           ------        ------

Total non-performing assets                                $1,155        $1,033
                                                           ======        ======

Total as a percentage of total assets                         .57%          .57%
                                                           ======        ======

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-performing assets in the construction and land development category consist of seven construction spec loans to four builders in the western and southwestern Michigan area. These loans, which are collateralized by single-family homes, require a loan-to-value ratio of 75%. The majority of these homes are substantially complete. Management believes that these loans are adequately collateralized. Accordingly, no specific reserves have been assigned to these loans at March 31, 1999. The allowance for loan losses totalled $397,000 or 34% of total non-performing loans at March 31, 1999, and no portion of the allowance for loan losses was allocated to specific loans. During the three months ended March 31, 1999, there were no charge-offs. At March 31, 1999, $106.1 million or 74.5% of the Bank's total loan portfolio was collateralized by first liens on one-to four-family residences, and the net loan portfolio amounted to 67.3% of total assets.


RESULTS OF OPERATIONS

Net Income. Net income decreased by $246,000 in the quarter ended March 31, 1999 from net income of $208,000 in the March 31, 1998 quarter to a net loss of $38,000 in the current quarter. The decrease was primarily due to non-core expenses totaling $493,000 that did not exist in the March 31, 1998 quarter. See Other Expenses section for additional information.

For the nine months ended March 31, 1999, net income decreased by $637,000 from net income of $740,000 in the March 31, 1998 period to $103,000 in the March 31, 1999 period. The decrease was primarily due to a loss of $299,000 on equity securities in the current year compared to gains of $220,000 on securities in the 1998 period. See Other Income section for more information. In addition, professional fees were higher by $328,000 primarily due to litigation expense associated with a class action lawsuit. Also, compensation and benefits expense was impacted by $245,000 related to a contract settlement accrual for the former President and Chief Executive Officer. Further, the Bank incurred a $77,000 loss on disposal of fixed assets due to Year 2000 related obsolescence. See Other Expenses section for more information on these areas. These amounts were partially offset by an increase in net interest income by $346,000 or 9.6%.

Net Interest Income. Net interest income increased by $113,000 or 9.0% in the quarter ended March 31, 1999 over the comparable 1998 period. Net interest income increased due to higher average interest-earning assets by $14.6 million or 8.5% primarily due to an increase in loans. The increase in average interest-earning assets was partially offset by a decrease in the interest rate spread to 2.34% from 2.61%. The decreased spread was primarily due to a decrease in the yield on interest-earning assets to 7.19% from 7.68% reflecting the flat yield curve, which resulted in refinances of adjustable-rate and 30-year fixed-rate loans with higher rates into lower rate mortgages. The cost of interest-bearing liabilities decreased to 4.85% from 5.07% reflecting certificates of deposit and FHLB advances repricing to lower rates as a result of the recent decline in the overall interest rate environment.

Net interest income increased by $346,000 or 9.6% in the nine months ended March 31, 1999 over the comparable 1998 period. Net interest income increased due to higher average interest-earning assets by $22.7 million or 13.9% primarily due to an increase in loans. The increase in average interest-earning assets was partially offset by a decrease in the interest rate spread to 2.32%from 2.54%.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decreased spread was primarily due to a decrease in the yield on interest-earning assets to 7.30% from 7.77%, reflecting the flat yield curve resulting in refinances of adjustable-rate and 30-year fixed-rate loans with higher rates into lower rate mortgages. The cost of interest-bearing liabilities decreased to 4.98% from 5.23% reflecting certificates of deposit and FHLB advances repricing to lower rates as a result of the recent decline in the overall interest rate environment.

Provision for Loan Losses. The provision for loan losses increased by $59,000 or 281% in the three months ended March 31, 1999 and by $80,000 or 140.4% in the nine months ended March 31, 1999 over the comparable 1998 periods. During the quarter, management increased the provision for loan losses as a result of increases in general reserve percentage assumptions utilized for construction and land development loans due to a recent increase in delinquencies of builder spec loans. In addition, the increase in commercial loans, both on a dollar basis and as a percentage of total loans, required additional general reserves.

The allowance for loan losses totalled approximately $397,000 or .28% of the total loan portfolio and 34.4% of non-performing loans at March 31, 1999. The non-performing loans at March 31, 1999 were comprised primarily of single-family construction spec loans to builders which require a loan-to-value ratio of 75%.

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

Other Income. Total other income increased by $7,000 in the three months ended March 31, 1999 from the comparable prior period. The increase was primarily due to an increase of $36,000 or 56.3% in fees and service charges, primarily lending fees, and 26,000 or 17.7% in gain on sale of loans due to an increase in loan sale proceeds by $3.3 million.

For the nine months ended March 31, 1999, total other income decreased by $421,000 or 45.4%. The decrease was due to in part to a loss on available for sale securities of $299,000 primarily relating to the first quarter's write-down of a portion of the Company's remaining equity securities to reflect what management believes to be an other-than-temporary market decline resulting from the downturn in the U.S. stock market, especially in small cap stocks. Also, during the 1998 period, the Company had $179,000 of gains from trading equity securities compared to none in the current year due to the discontinuance of these activities. At March 31, 1999, the remaining equity securities portfolio was valued at $551,000. Management intends to continue to orderly liquidate the remaining equity securities portfolio and does not anticipate any additional write-downs.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gain on sale of loans increased by $102,000 or 21.9% in the nine months ended March 31, 1999 over the comparable 1998 period. The increase is primarily attributable to increases in loans sold due to higher refinancing volume in the current low interest rate environment.

Other Expenses. Total other expenses increased by $444,000 or 37.9% in the quarter ended March 31, 1999 over the comparable 1998 period. The increase was primarily due to higher professional fees by $211,000 or 351.7% primarily attributable to legal costs associated with a purported class action lawsuit filed on July 17, 1998 by a Bank West borrower. Bank West is one of several institutions that have been targeted in similar actions alleging the "practice of law." Bank West possesses meritorious defenses and believes that filling in blanks on mortgage instruments drafted by attorneys does not constitute the "practice of law." Compensation and benefits expenses increased by $161,000 or 22.4% due to a $245,000 contract settlement accrual related to the former President and Chief Executive Officer. The former President and Chief Executive Officer was replaced by Ronald A. Van Houten, Interim Chief Executive Officer. Also during the quarter, the Bank incurred a $77,000 loss on disposal of non-compliant Year 2000 equipment and software. No additional Year 2000-related losses on disposals are expected. The other categories of miscellaneous expenses and other expenses did not significantly change in the quarter ended March 31, 1999 when compared to the March 31, 1998 quarter.

For the nine months ended March 31, 1999, total other expenses increased by $804,000 or 23.9% over the comparable 1998 period. The increase was primarily due to higher professional fees by $328,000 or 147.1%, compensation and benefits by $257,000 or 12.5%, and loss on disposal of fixed assets of $77,000 for the same reasons mentioned in the preceding paragraph. Also, occupancy expense was higher by $40,000 or 18.7% due to leasing expenses incurred by Sunrise Mortgage and data processing expense by $51,000 or 35.4% due to Year 2000 pass-thru charges by the Bank's outside vendor which handles the core data processing. The other categories of miscellaneous expenses and other expenses did not significantly change in the nine months ended March 31, 1999 when compared to the March 31, 1998 period.

Federal Income Tax Expense. Federal income tax expense decreased by $137,000 and by $322,000 in the three and nine months ended March 31, 1999 over the comparable 1998 periods, primarily due to lower pre-tax income levels.


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

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Bank routinely borrows FHLB advances when overnight deposits are drawn to low levels. These borrowings are made pursuant to the blanket collateral agreement with the FHLB. At March 31, 1999, the Bank has approximately $25.2 million of excess borrowing capacity based on eligible collateral under the blanket collateral agreement with the FHLB.

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

THE YEAR 2000

         General. The Year 2000 issue confronting us, as well as our suppliers, customers' suppliers and competitors, centers on the inability of many computer systems to recognize the Year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000 unless they are corrected or replaced.

         Like most financial service providers, we may be significantly affected by the Year 2000 issue due to our dependence on technology and date-sensitive data. Computer software, hardware and other equipment, both within and outside the Bank's direct control and third parties with whom the Bank electronically or operationally interfaces are likely to be affected. If computer systems are not modified in order to be able to identify the Year 2000, many computer applications could fail or create erroneous results. In this event, calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated.

         In accordance with federal regulatory pronouncements, the Bank's Year 2000 plan addressed issues involving awareness, assessment, renovation, validation, implementation and contingency planning. These phases are discussed below.

         Awareness and Assessment. The Bank has a Year 2000 team, consisting of a committee of the Board of Directors which consists of two outside directors, the Chief Executive Officer, three Vice Presidents, and an Information Systems Coordinator. The Year 2000 Committee meets monthly and the Chairman of the Committee, an outside director, reports to the Board of Directors on a monthly basis.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


         Management has conducted an assessment of all software, hardware, environmental systems and other computer-controlled systems. In addition, management has identified and developed an inventory of all technological components and vendors. All "mission critical" areas have been identified.

         Renovation Phase. The Bank is expected to complete its upgrade of in-house hardware and software that is mission critical by June 30, 1999. The Bank's core data processing software is provided by Fiserv Milwaukee, Inc. ("Fiserv"), an outside vendor. Fiserv represents that they are fully compliant.

         Validation or Testing Phase. Utilizing a test lab environment, the Bank during 1998 tested its loan origination, loan servicing, savings deposits, savings withdrawal, general ledger and other activities for Year 2000 compliance. Extensive testing also took place with applications that interface with Fiserv. The Bank explored during 1998 the steps involved in switching its data processing to a different service provider in the event its current provider was unable to become Year 2000 compliant in a timely manner. Based on the results of the testing, the Bank does not believe that a switch to a new service provider will be necessary.

         Implementation Phase. Additional testing was conducted during the first quarter of 1999, and the Bank is expected to complete the implementation phase by June 30, 1999.

         Contingency Planning. The Bank has adopted a contingency plan in the event that one or more of its internal and external computer systems fail to operate on or after January 1, 2000. In a worst case scenario, the Bank would need to post accounts and general ledger entries manually. This system is in the process of being set up. Testing of the Bank's business resumption plan is scheduled to be completed by June 30, 1999.

         The Bank has in place a $2 million line of credit from the Federal Home Loan Bank of Indianapolis that can be used for liquidity purposes if other sources of funds are not available when needed. The Bank can also obtain short-term FHLB advances if necessary.

         Risks. If one or more internal or external computer systems fail to operate properly on or after January 1, 2000, the Bank may be unable to process transactions, prepare statements or engage in similar normal business activities. If all transactions were required to be handled manually due to computer or other failures, the Bank would need to hire additional personnel which could significantly increase expenses.

         In the event any of our local utility companies were unable to provide electricity or other needed services, our operations would be disrupted. Our electricity provider has represented that they are Year 2000 complaint, however the Bank is unable to provide any assurances as to the Year 2000 readiness of the electricity provider or other utility companies.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


         We believe we have taken appropriate steps with respect to matters that are within our control in order to become ready for the Year 2000 in a timely manner. Based on the steps taken to date, including testing and other documentation, management believes that issues related to Year 2000 will not have a material adverse effect on the Company's liquidity, capital resources or consolidated results of operations. However, we are unable to provide any assurances that we have foreseen all problems that may develop on or after January 1, 2000 or that we have taken all actions that may be considered necessary in hindsight. In addition, the readiness of all third parties, including customers and suppliers, in inherently uncertain and cannot be guaranteed by us. While our outside service providers have shared with us their testing results, none of the service providers have provided us with enforceable assurances.

         Costs. The Bank currently estimates the total cost of becoming Year 2000 compliant to be between $100,000 to $150,000. These costs will cover the replacement of depreciable assets, primarily personal computers and consulting costs. The costs associated with Year 2000 readiness are based on management's best estimates. As testing continues and more progress is made, management will continuously be assessing the estimated Year 2000 costs. As of March 31, 1999, the Bank incurred approximately $75,000 representing purchases of equipment and pass-through charges relating to Year 2000 readiness. During the March 31, 1999 quarter, the Bank recorded a loss of $77,000 (not included in the above estimate) relating to Year 2000 obsolescence charges.

         Status of Borrowers and Other Customers. The Bank's customer base consists primarily of individuals who use the Bank's services for personal, household or consumer uses. Management believes these customers are not likely to individually pose material Year 2000 risks directly. It is not possible at this time to gauge the indirect risks which could be faced if the employers of these customers encounter unresolved Year 2000 issues. Most of the Bank's loans are residential or consumer in nature. The Bank had approximately 125 commercial borrowers as of March 31, 1999. Management has performed a review of these commercial borrowers to determine if there are any Year 2000 issues or concerns of the borrower that could affect repayment of the Bank's loan. To-date, no issues or concerns have been identified. Accordingly, no specific Year 2000 related reserves have been assigned to these loans.

         For new commercial loans, the Bank is requiring the borrower to represent that it expects to become Year 2000 compliant in a timely manner and that it will promptly notify the Bank if the borrower or any of its material vendors or suppliers will not achieve compliance timely, in each case excluding any noncompliance that would not have a material adverse effect on the borrower's financial condition. The Bank believes these representations will assist management in monitoring the status of new commercial borrowers.

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

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                          Quarter Ended March 31, 1999

PART II - OTHER INFORMATION

Item 1 -          Legal Proceedings:

                  Other than the litigation filed by Kristine Cowles, discussed in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998, there are no material legal proceedings to which the Company or its subsidiaries is a party or to which any of their property is subject. On February 15, 1999, plaintiff filed a second amended complaint alleging a violation of the federal Truth in Lending Act ("TILA"). Although extensive discovery has been taken, discovery has not been completed.

                  Plaintiff's motion for class certification nevertheless asserts that the class consists of no less than 2,862 loan customers, of which plaintiff statistically calculates that about 2,582 loans included the questioned document preparation charge. Plaintiff's damages claims include a demand for the disgorgement of the entire document preparation fee, which plaintiff alleges was $250 for most loans; plaintiff also seeks other damages including statutory damages for alleged TILA violations, and attorney fees. Although plaintiff seeks injunctive relief, that request is moot because effective January 5, 1999 a document preparation fee is no longer charged. The Company continues to vigorously defend this action.

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

Item 6 -          Exhibits and Reports on Form 8-K:
                  (a) Exhibits: The following exhibit is filed herewith:

                       Exhibit No.                   Description
                       -----------                   -----------

                           27.1                     Financial Data Schedule

                  (b) Reports on Form 8-K:

                      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BANK WEST FINANCIAL CORPORATION
                                                    Registrant


Date: May 14, 1999
                                          /s/Ronald A. Van Houten
                                          -----------------------
                                          Ronald A. Van Houten
                                          Chief Executive Officer
                                          (Duly Authorized Officer)



Date: May 14, 1999
                                          /s/Kevin A. Twardy
                                          ------------------
                                          Kevin A. Twardy, Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)