Form 10-K
period 1999-06-30
BANK WEST FINANCIAL CORP
filed 1999-09-28
CIK 934598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED]

                     For the fiscal year ended June 30, 1999

                                       OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from __________ to _______________

                          Commission File No.: 0-25666

                         Bank West Financial Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Michigan                              38-3203447
         ---------------------------                 ----------------
        (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)           Identification Number)

          2185 Three Mile Road N.W.
           Grand Rapids, Michigan                         49544
  ----------------------------------------              ---------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

Based upon the $9.19 per share closing price of the Registrant's common stock as of September 20, 1999, the aggregate market value of the 1,849,958 shares of the Registrant's common stock deemed to be held by non-affiliates of the Registrant was $17.0 million. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 20, 1999: 2,521,059

                       DOCUMENTS INCORPORATED BY REFERENCE

        Listed below are the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) portions of the Annual Report to Stockholders for the year ended June 30, 1999 are incorporated into Part II, Items 5 through 8 of this Form 10-K; and (2) portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

PART I.

Item 1.  Business.
-----------------

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

        Bank West is a Michigan-chartered stock savings bank that was originally formed in 1887 as a Michigan-chartered mutual savings and loan association known as West Side Building and Loan. In 1938, the Bank converted to a federal savings association known as West Side Federal Savings and Loan Association. The Bank changed its name and became a federally-chartered mutual savings bank in 1993. In March 1995, the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, and in December 1997 the Bank converted to a Michigan-chartered savings bank.

        Bank West conducts business from three offices located in Grand Rapids, Michigan. At June 30, 1999, the Company had $206.7 million of total assets, $184.1 million of total liabilities, including $132.4 million of deposits, and $22.6 million of total stockholders' equity.

        Bank West is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured primarily by one- to four-family residences located in the western Michigan area. Bank West is a community- oriented savings institution which emphasizes customer service. It generally has sought to enhance its net income by, among other things, maintaining strong asset quality. In pursuit of these goals, Bank West has adopted a business strategy that emphasizes lending and deposit products and services traditionally offered by savings institutions. In addition, since April 1993, the Bank has engaged in mortgage banking activities by originating (and since fiscal 1994 purchasing) one- to four-family residential loans for sale into the secondary market. The implementation of such strategy has enabled the Bank to be profitable and to exceed regulatory capital requirements. At June 30, 1999, the Bank's ratio of Tier 1 capital to average total assets was 10.4%, its ratio of Tier 1 capital to risk- weighted assets was 17.6% and its ratio of total capital to risk-weighted assets was 18.0%. See "Regulation - The Bank - Regulatory Capital Requirements."

         During April 1999, the Board of Directors appointed Ronald A. Van Houten as interim Chief Executive Officer, replacing Paul W. Sydloski. Mr. Van Houten was named President and Chief Executive Officer, removing the interim status in June 1999.

        During May 1999, the Bank went through a strategic realignment by appointing Louis D. Knooihuizen as Vice President of the newly created
Commercial Lending Division. In addition, James A. Koessel, the former Vice President and Chief Lending Officer, was named Senior Vice President of Mortgage Lending. This division includes commercial mortgage lending and residential mortgage lending, while the Commercial Lending Division concentrates primarily on commercial loans not collateralized by mortgages. The strategic realignment reflects the change in the focus of the Bank's business model and strategic plan to concentrate greater efforts on commercial lending activities while consolidating mortgage lending activities.

        Beginning in fiscal 1995, the Bank expanded its loan products by offering commercial loans and various types of consumer loans. At June 30, 1999, there were $42.5 million in loans receivable outstanding for these loan products compared to $29.4 million and $16.5 million outstanding for such loan products at June 30, 1998 and 1997, respectively. Of the $42.5 million at June 30, 1999, $21.3 million consisted of home equity lines of credit and second mortgages. The Bank expects its commercial and consumer loan products will improve its net interest margin and make the Bank more competitive in the marketplace.

        The Company's total nonperforming assets, which consist of $1.3 million of non-accruing loans 90 days or more delinquent and $310,000 of net real estate owned, totalled $1.6 million or 1.09% of the net loan portfolio at June 30, 1999. At the end of each of the last five fiscal years, the Company's total nonperforming assets did not exceed fiscal 1999 levels. At June 30, 1999, the Company's allowance for loan losses amounted to $480,000, representing .33% of the total loan portfolio and 38% of total nonperforming loans at such date. See "Asset Quality."

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

        This Form 10-K includes statements that may constitute forward-looking statements, usually containing the words "believe," "estimate," "project," "expect," "intend" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which Bank West operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, government legislation and regulation; and changes in other risks detailed in this Form 10-K and in the Company's other Securities and Exchange

Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

        The Company's executive office is located at 2185 Three Mile Road N.W., Grand Rapids, Michigan 49544, and its telephone number is (616) 785-3400.

Market Area

        The Company's market area consists of western Michigan, with its primary market area consisting of Grand Rapids, Michigan and the surrounding metropolitan statistical area. Grand Rapids is located in west central Michigan on the Grand River, the state's longest river. With a population of 189,000 as of 1990, the city is the 83rd largest in the United States and the second largest in Michigan after Detroit. Grand Rapids is part of the Grand Rapids Metropolitan Statistical Area with a population of 1,024,000 people as of 1997, a 48.8% increase from the 1990 census. Per capita income has increased 10.3% from $18,000 in 1990 to $19,851 in 1997. Major industries include furniture manufacture, metal fabrication, medical supplies, plastics, footwear, processed foods, agricultural products, appliance manufacture, and health care services. Major employers in the area include Meijer, Inc., Steelcase, General Motors Corp., Amway Corporation and Spectrum Health.

Lending Activities

        Loan Portfolio Composition. At June 30, 1999, the Company's total loan portfolio, including loans held for sale but before net items, amounted to $156.7 million. The net loan portfolio, excluding loans held for sale, amounted to $145.2 million at June 30, 1999, representing approximately 70.2% of the Company's $206.7 million of total assets at that date. The lending activities are conducted through Bank West, and the principal lending activity of Bank West is the origination of one- to four-family residential loans. The Bank has also purchased such loans to supplement its loan originations. At June 30, 1999, one- to four-family residential loans amounted to $87.6 million or 55.9% of the total loan portfolio, including loans held for sale. To a lesser extent, the Bank originates residential construction and land development loans, home equity lines of credit, second mortgages, commercial and consumer loans. Construction and land development loans amounted to $26.6 million or 17.0% of the Bank's total loan portfolio, home equity lines of credit amounted to $10.5 million or 6.7% of the total loan portfolio, and second mortgages amounted to $10.8 million or 6.9%, of the total loan portfolio, including loans held for sale. At June 30, 1999, commercial mortgages amounted to $15.5 million or 9.9%, commercial non-mortgages amounted to $3.8 million or 2.4%, and consumer loans amounted to $1.8 million or 1.2%, of the total loan portfolio, including loans held for sale.

               The following table sets forth the composition of Bank West's loan portfolio by type of loan at the dates indicated.



                                                                                   June 30,
                                          ------------------------------------------------------------------------------------------
                                                   1999                    1998                    1997                    1996
                                          -------------------     ------------------      ------------------       -----------------
                                           Amount        %         Amount         %       Amount         %         Amount        %
                                          -------       ----      -------       ----      -------       ----       -------     ----
                                                                             (Dollars In Thousands)
Real estate loans:(1)
  One- to four-family residential        $87,618        55.9%     $80,554       59.5%     $83,065       68.6%      $85,034     80.2%
  Construction and land development       26,585        17.0       25,407       18.8       21,560       17.8        14,074     13.3
  Commercial mortgages                    15,457         9.9        6,485        4.8        2,764        2.3         1,194      1.1
  Home equity lines of credit             10,513         6.7        9,877        7.3        6,371        5.2         2,214      2.1
  Second mortgages                        10,820         6.9        8,148        6.0        4,253        3.5         1,927      1.8
Consumer loans                             1,849         1.2        1,666        1.2        1,081         .9           622      0.6
Commercial non-mortgage                    3,824         2.4        3,253        2.4        2,032        1.7         1,010      0.9
                                         -------        ----      -------       ----      -------       ----       -------     ----
    Total loans                          156,666       100.0%     135,390      100.0%     121,126      100.0%      106,075    100.0%
                                                       =====                   =====                   =====                  =====
Less:
  Loans held for sale                      2,381                    8,157                   2,231                    4,297
  Loans in process                         9,001                    8,248                   7,169                    5,828
  Deferred fees and discounts              (402)                     (211)                    (30)                      47
  Allowance for loan losses                  480                      290                     226                      166
                                        --------                   -------               ---------                  -------
    Net loans                           $145,206                 $118,906                $111,530                  $95,737
                                        ========                  =======                 =======                   ======

                                                         June 30,
                                                -----------------------
                                                           1995
                                                -----------------------
                                                 Amount              %
                                                -------            ----
Real estate loans:(1)
  One- to four-family residential               $92,673            91.7%
  Construction and land development               6,146             6.1
  Commercial mortgages                               90              .1
  Home equity lines of credit                     1,453             1.4
  Second mortgages                                  683             0.7
Consumer loans                                       30              --
Commercial non-mortgage                              --              --
                                                -------           -----
    Total loans                                 101,075           100.0%
                                                                  =====
Less:
  Loans held for sale                             2,746
  Loans in process                                2,290
  Deferred fees and discounts                        95
  Allowance for loan losses                         108
                                                -------
    Net loans                                   $95,836
                                                =======

-------------------------

(1)  Includes loans held for sale.

        Contractual Maturities. The following table sets forth the scheduled contractual maturities of Bank West's loans at June 30, 1999. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments but do reflect normal amortization.

                                                   One- to        Construction
                                                 Four-Family        and Land        Commercial       Home        Second
                                                 Residential       Development       Mortgages       Equity      Mortgages
                                               -------------     ---------------   --------------   --------   ------------
                                                                                 (In Thousands)
Amounts due after June 30, 1999 in:
   One year or less                                 $   317           $11,999          $2,282      $     --        $    257
   After one year through two years                   9,170               625           5,254           257              29
   After two years through three years                2,267             1,260             340           208              49
   After three years through five years                 847                --           7,581         2,096           2,993
   After five years through ten years                42,073            11,410              --         7,952           2,137
   After ten years through fifteen years              8,970                --              --            --           4,414
   After fifteen years                               23,974             1,291              --            --             941
                                                    -------           -------         -------       -------         -------
    Total(1)                                        $87,618           $26,585         $15,457       $10,513         $10,820
                                                    =======           =======         =======       =======         =======
                                                                    Commercial
                                                    Consumer        Non-Mortgage           Total
                                                   ---------       -------------          ---------
Amounts due after June 30, 1999 in:
   One year or less                                 $    43              $1,970           $ 16,868
   After one year through two years                     245                 400             15,980
   After two years through three years                  421                  --              4,545
   After three years through five years               1,140                 370             15,027
   After five years through ten years                    --               1,022             64,594
   After ten years through fifteen years                 --                  62             13,446
   After fifteen years                                   --                  --             26,206
                                                    -------            --------           --------
    Total(1)                                        $ 1,849            $  3,824           $156,666
                                                    =======            ========           ========

-----------------

(1) Gross of loans in process, deferred fees and discounts, and allowance for loan losses.

    The following table sets forth the dollar amount of all loans, before net items, due after one year from June 30, 1999, based on the scheduled contractual maturities shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                                          Floating or
                                            Fixed-Rate  Adjustable-Rate    Total
                                            ----------  ---------------    -----
                                                        (In Thousands)
One- to four-family residential              $ 68,467      $18,834      $ 87,301
Construction and land development              14,370          216        14,586
Commercial mortgages                            7,135        6,040        13,175
Home equity                                      --         10,513        10,513
Second mortgages                               10,563         --          10,563
Consumer                                        1,764           42         1,806
Commercial non-mortgage                         1,120          734         1,854
                                             --------      -------      --------
  Total                                      $103,419      $36,379      $139,798
                                             ========      =======      ========

    Scheduled contractual maturities of loans do not necessarily reflect the actual term of Bank West's portfolio. The average life of mortgage loans is substantially less than their actual contractual terms because of loan prepayments and enforcement of due-on-sale clauses, which give Bank West the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates.

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

    Bank West's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. If the loan is to be sold to one of the investors with which the Bank has an agreement, as discussed below, the Bank's loan underwriter may approve the loan if the investor has delegated such authority to the Bank. If the investor requires that the loan be underwritten by it, the loan is submitted to the investor for its approval. If the loan is to be held in the Bank's portfolio, it must also be approved by individuals granted loan approval authority if the loan does not exceed $500,000. If the loan is to be held in the portfolio and exceeds $500,000 but does not exceed $750,000, it must be approved by the Loan Committee. Loans in excess of $750,000 must be approved by the Board of Directors.

    The Bank has entered into agreements with Freddie Mac and several private investors. The Bank sells loans with servicing retained to Freddie Mac on a mandatory commitment basis. Each private investor has agreed to purchase loans, together with servicing thereof, from the Bank on a loan-by-loan best efforts basis, provided that the investor is satisfied after its review of the loan that the loan complies with its established underwriting guidelines and lending requirements. The Bank does not approve a loan to be originated for sale unless either the loan has been satisfactorily reviewed by one of the investors or the loan is to be sold to an investor that has delegated the approval authority to the Bank. The Bank makes certain representations and warranties regarding the loans it sells pursuant to the above agreements, primarily with respect to the origination of the loans, the loan documents and the existence of valid liens and insurance policies. Any violation of these representations and warranties or, with respect to certain of the agreements, the existence of certain deficiencies in the loans during a specified period may result in the Bank being required to repurchase the affected loans that were sold. As of June 30, 1999, the Bank has not been required to repurchase any of the loans it has sold. The above agreements may be terminated by either party at any time with respect to future loan commitments, with varying amounts of termination notice required.

    To supplement its loan originations, the Bank has entered into third-party origination agreements with a number of mortgage banking companies and financial institutions. Pursuant to such agreements, the third-party originators sell first and second mortgage loans, together with the servicing thereof, to the Bank on a loan-by-loan basis. The Bank is under no obligation to purchase any of such loans, and the Bank agrees to purchase specific loans only after it has determined that such loan meets its underwriting standards and, for first mortgages, the standards of the secondary market. The third-party originator makes certain representations and warranties regarding the loans it sells to the Bank. If there is a violation of the representations and warranties, then the Bank may require the third-party originator to repurchase the affected loans. The above agreements may be terminated by either party at any time with respect to future loan commitments. Pursuant to the third-party origination agreements, the Bank purchased $35.2 million of loans in the year ended June 30, 1999. Of the loans purchased in fiscal 1999, $6.6 million consisted of fixed-rate, one- to four-family residential loans, $350,000 consisted of mortgage loans which provide for periodic interest rate adjustments ("ARMs"), $7.3 million consisted of balloon mortgages, $16.7 million consisted of construction loans, part of which were included in loans in process at June 30, 1999, $3.9 million consisted of fixed-rate second mortgages and $354,000 consisted of variable-rate home equity loans. Most of the one- to four-family loans purchased by the Bank were for resale, whereas the purchased construction, home equity and second mortgage loans were for portfolio.

    The Bank sold $41.6 million, $45.0 million and $32.9 million of loans in fiscal 1999, 1998 and 1997, respectively, representing 41.9%, 39.1% and 42.5%, respectively, of total residential first mortgage loans originated and purchased in such periods. Loan originations and purchases were at record levels in fiscal 1999, as greater emphasis was placed on originating ten-year balloon, residential construction, commercial and various types of consumer loans for portfolio instead of concentrating primarily on residential mortgage banking activities. In addition, lower prevailing market interest rates during fiscal 1999 compared to the previous fiscal years increased the dollar amount of refinances. Total loan originations and purchases were $125.8 million in fiscal 1999 compared to $115.0 million and $77.4 million in fiscal 1998 and 1997, respectively.

    The following table shows total loans originated, purchased, sold and repaid during the periods indicated, including in each case loans held for sale.

                                                       Year Ended June 30,
                                             -----------------------------------
                                               1999          1998         1997
                                             --------     ---------      -------
                                                        (In Thousands)
Loan originations:
  One- to four-family residential:
    Adjustable-rate                          $     91     $   1,054      $ 9,290
    Fixed-rate                                 29,648        32,669       13,036
    Balloon                                    18,950        11,986        1,854
  Construction and land development:
    Adjustable-rate                             9,029         9,565       14,758
    Fixed-rate                                    153           632          937
    Balloon                                    11,481         8,105          533
  Commercial mortgages                         11,053         5,433        2,002
  Consumer loans                                1,215         2,078        1,006
  Home equity loans                             2,644         3,383        5,565
  Second mortgages                              4,625         5,043        4,194
  Commercial non-mortgage                       1,711         1,919        2,315
                                             --------     ---------      -------
      Total loan originations                  90,600        81,867       55,490
Loans purchased:
   Second mortgages                             3,850         2,776         --
   Home equity loans                              354           617         --
   One- to four-family residential             30,963        29,717       21,892
                                             --------     ---------      -------
     Total loans originated
      and purchased                           125,767       114,977       77,382
                                             --------     ---------      -------

Sales and loan principal repayments:
  Carrying value of loans sold                 34,463        44,320       32,416
  Loan principal repayments                    70,028        56,393       29,915
                                             --------     ---------      -------
    Total loans sold and
      principal repayments                    104,491       100,713       62,331
                                             --------     ---------      -------
Increase (decrease) due to other
  items, net (1)                                5,024        (6,888)         742
                                             --------     ---------      -------
Net increase (decrease) in
  loan portfolio, net                        $ 26,300     $   7,376      $15,793
                                             ========     =========      =======

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

    Although Michigan-chartered savings institutions, such as Bank West, are permitted to originate and purchase loans secured by real estate located throughout the United States, Bank West's present lending is primarily done within western Michigan. At least 50% of Bank West's total assets are required to consist of one or more of the following: loans that were made to purchase, refinance, construct, improve or repair domestic residential housing; home equity loans; cash and other highly liquid assets; securities backed by or representing an interest in mortgages on domestic residential housing, including single or multi-family dwellings, or manufactured housing; shares of stock issued by any federal home loan bank; 50% of the dollar amount of the domestic residential housing mortgage loans, including single or multi-family dwellings, originated by Bank West and sold within 90 days of origination; 200% of the dollar amount of loans and investments to purchase, construct or develop one- to four-family residences the purchase price of which is, or is guaranteed to be, not greater than 60% of the median value of comparable newly constructed one- to four-family residences within the savings bank's local community; 200% of the dollar amount of loans for the purchase, construction, development or improvement of domestic residential housing, or loans to small businesses, located within a geographic region or neighborhood in which the credit needs of low and moderate income residents are not being adequately met at the time the relevant loan is made; shares of stock issued by Freddie Mac and Fannie Mae; loans for personal, family, household or educational purposes; and certain other miscellaneous assets. At June 30, 1999, Bank West significantly exceeded these asset requirements.

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

    Loans on Existing Residential Properties. The primary real estate lending activity of Bank West is the origination of loans secured by first mortgage liens on one- to four-family residences. At June 30, 1999, $87.6 million or 55.9% of Bank West's total loan portfolio, including loans held for sale but before net items, consisted of one- to four-family residential loans.

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

    Various legislative and regulatory changes have given Bank West the authority to originate and purchase ARMs, subject to certain limitations. At June 30, 1999, one- to four-family residential ARMs represented $18.8 million or 12.0% of the total loan portfolio, including loans held for sale.

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

    The demand for adjustable-rate loans in Bank West's primary market area has been a function of several factors, including the level of interest rates, and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. Due to the generally lower interest rates prevailing in recent periods and a relatively flat U.S. Treasury yield curve, the market demand for adjustable-rate loans has decreased as consumer preference for fixed-rate loans has increased. During fiscal 1999, the Bank experienced a higher dollar amount of ARM prepayments and refinances than anticipated. As a result, ARMs represented only 21.5% of total one- to four-family residential loan originations in fiscal 1999 as compared to 40.5% and 59.9% for fiscal 1998 and 1997, respectively. To offset ARM prepayments and refinances, the Bank originated various types of balloon mortgages for portfolio, primarily ten-year balloons. At June 30, 1999, one- to four-family balloons represented 59.2% of total one- to four-family residential loan originations as compared to 30.3% and 15.0% for fiscal 1998 and 1997, respectively.

    Construction and Land Development Loans. The Bank originates and purchases loans to finance the construction of one- to four-family dwellings. It also originates loans for acquisition and development of unimproved property to be used for residential purposes. Construction loans represent loans to individuals who have a contract with a builder for the construction of their residence as well as loans to builders of residential real estate property. This type of lending has increased in recent years and represents the second most significant type of loan for the Bank. At the end of fiscal 1999, 1998 and 1997, construction and land development loans amounted to $26.6 million, $25.4 million and $21.6 million, respectively, or 17.0%, 18.8% and 17.8% of the total loan portfolio (including loans held for sale), respectively. The Bank purchased $16.7 million of construction loans in fiscal 1999, a portion of which were included in loans in process at June 30, 1999. The Bank expects additional growth in its construction loan portfolio in fiscal 2000.

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

    Home Equity Lines of Credit. Bank West established a home equity credit line program in November 1993 to further develop its second mortgage lending. The lines of credit are secured by one- to four-family residences and are available for any purpose. Loans are offered at the prime rate up to prime plus 1.0%. The minimum credit line is $1,000, and the maximum line of credit is equal to (a) either 95% of the property's appraised value or two times its assessed valuation, minus (b) any existing indebtedness secured by the property. The term of the line of credit is seven years, with a minimum monthly payment of the greater of 1% of the unpaid balance, $100 or the interest due on the line of credit. At June 30, 1999, $10.5 million or 6.7% of the Bank's total loan portfolio, including loans held for sale but before net items, consisted of home equity loans. During fiscal 1999, the Bank purchased $354,000 of home equity lines of credit from various correspondent financial institutions. The Bank had unused commitments of $8.9 million of home equity lines of credit at June 30, 1999. Management expects additional growth in its home equity lines of credit in fiscal 2000.

    Second Mortgages. At June 30, 1999, $10.8 million or 6.9% of the Bank's total loan portfolio, including loans held for sale but before net items, consisted of second mortgages. The second mortgages are secured by one- to four-family residences, are for a fixed amount and a fixed term, and are made to individuals for a variety of purposes. During fiscal 1999, the Bank purchased $3.9 million of second mortgages from various correspondent financial institutions. The majority of second mortgages purchased during the fiscal year were required to have private mortgage insurance in place. Management expects additional growth in its second mortgage loan portfolio in fiscal 2000.

    Commercial Lending. Bank West's commercial mortgage and commercial non-mortgage loans amounted to $15.5 million and $3.8 million, respectively, representing 9.9% and 2.4% of the total loan portfolio, including loans held for sale but before net items at June 30, 1999. The origination of commercial mortgages significantly increased to $11.1 million in fiscal 1999 from $5.4 million in fiscal 1998, as the Bank placed greater emphasis on these loans. The expected result of the previously mentioned strategic realignment that took place during fiscal 1999 is to significantly increase both commercial mortgage and non-mortgage loan volume in fiscal 2000.

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

    Consumer Lending. At June 30, 1999, Bank West's consumer loan portfolio amounted to $1.8 million or 1.2% of the total loan portfolio, including loans held for sale but before net items. The consumer loan portfolio consists of automobile, boat, home improvement and unsecured loans. The origination of consumer loans decreased to $1.2 million in fiscal 1999 from $2.1 million in fiscal 1998, primarily as a result of increased competition for these loans. Management expects to continue to offer these loans but does not expect significant growth in this category during fiscal 2000.

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

    Loan origination fees or "points" are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. Bank West's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized against interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At June 30, 1999, Bank West had approximately $402,000 of net loan costs which had been deferred and are being recognized as income over the lives of the related loans.

    At June 30, 1999, Bank West was servicing $27.2 million of loans for the Freddie Mac. During fiscal 1999, the Bank experienced a high dollar amount of prepayments or refinances of loans serviced for Freddie Mac due to the decline in overall market interest rates. However, the increase in overall market interest rates since June 30, 1999 has significantly reduced the prepayments of loans serviced for Freddie Mac.

Asset Quality

    Delinquent Loans. The following table sets forth information concerning delinquent loans at June 30, 1999, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                          June 30, 1999
                                        -------------------------------------------------------------------------------------
                                                 30-59                          60-89                    90 or More Days
                                              Days Overdue                   Days Overdue                    Overdue
                                        --------------------------       -----------------------      -----------------------
                                                          Percent                       Percent                      Percent
                                                          of Total                      of Total                     of Total
                                         Amount             Loans          Amount         Loans        Amount         Loans
                                        --------         ---------       --------       --------      --------      ---------
                                                                    (Dollars in Thousands)
One- to four-family
  residential real estate loans          $   217              .14%         $    7           --%         $  207           .13%
Construction and land
  development                                 --               --              --           --             930           .59
Home equity and second
  mortgages                                  195              .12              51          .03             136           .09
Consumer loans                                34              .02              --           --               6            --
Commercial loans(1)                          323              .21               2           --              --            --
                                             ---              ---           -----          ---          ------          ----
Total                                    $   769              .49%          $  60          .03%         $1,279           .81%
                                         =======              ===           =====          ===          ======          ====

------------------
(1) Includes commercial mortgage and commercial non-mortgage loans.

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

    If foreclosure is effected, the property is sold at a sheriff's sale. If Bank West is the successful bidder, the acquired real estate property is then included in Bank West's "real estate owned" account until it is sold. Under Michigan law, there is generally a six-month redemption period with respect to one- to four- family residential properties during which the borrower has the right to repurchase the property. Bank West is permitted under federal regulations to finance sales of real estate owned by "loans to facilitate" which may involve more favorable interest rates and terms than generally would be granted under Bank West's underwriting guidelines. At June 30, 1999 and at the end of each of the prior four fiscal years, Bank West had no loans to facilitate real estate owned.

    All loans are reviewed on a regular basis under the Bank's asset classification policy. Loans are placed on a non-accrual status when the loan becomes 90 days delinquent, in which case the accrual of interest is discontinued. At June 30, 1999, the Bank had $1,279,000 of loans on non-accrual status.

    The following table sets forth the amounts of the Company's nonperforming assets at the dates indicated, all of which consisted of non-accruing, one- to four-family residential loans 90 days or more delinquent and real estate owned. At such dates, there were no troubled debt restructurings.

                                                         June 30,
                                   ----------------------------------------------------
                                   1999         1998       1997      1996         1995
                                   ------      ------      ----      -----      -------
                                                 (Dollars in Thousands)
Total nonperforming assets:
  Non-accruing loans 90 days
   or more delinquent              $1,279      $  841      $417      $  43      $   145
  Real estate owned                   310         192        20         --           --
                                   ------      ------      ----      -----      -------
    Total                          $1,589      $1,033      $437      $  43      $   145
                                   ======      ======      ====      =====      =======
Total nonperforming loans as
  a percentage of loans, net         1.09%        .71%      .37%       .04%         .15%
                                   ======      ======      ====      =====      =======
Total nonperforming assets as
  a percentage of total assets        .77%        .57%      .28%       .03%         .10%
                                   ======      ======      ====      =====      =======

    The $1.6 million of nonperforming assets at June 30, 1999 consisted primarily of one- to four-family residential loans and construction spec loans. The increase in nonperforming assets at June 30, 1999 was attributable to spec construction mortgage loans. However, due to the Bank's low LTV ratio required for each of these loans, no portion of the allowance for loan losses was allocated to any specific loans at June 30, 1999.

    The Bank's total classified assets at June 30, 1999 amounted to $1.6 million, which was classified as substandard.

    At June 30, 1998, management was not aware of any additional loans with possible credit problems which caused it to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which in management's view may result in the future inclusion of such items in the non-performing asset categories.

    Allowance for Loan Losses. At June 30, 1999, Bank West's allowance for loan losses amounted to $480,000 or .31% of the total loan portfolio, including loans held for sale. Bank West's loan portfolio consists primarily of one- to four-family residential loans and, to a lesser extent, construction and land development loans, home equity lines of credit, second mortgage loans, commercial mortgage and non-mortgage loans and consumer loans. The Bank believes that there are no material elements of risk in its loan portfolio, and total nonperforming assets have remained at low levels. The classification of assets policy is reviewed quarterly by the Board of Directors. The loan loss allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

    The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                At or For the
                                                             Year Ended June 30,
                                      ----------------------------------------------------------------
                                        1999          1998          1997         1996          1995
                                      --------      --------      --------      --------      --------
                                                        (Dollars in Thousands)
Total loans outstanding(1)            $156,666      $135,390      $121,126      $106,075      $101,075
                                      ========      ========      ========      ========      ========

Allowance for loan losses,
  beginning of period                      290      $    226      $    166      $    108      $     88
Provision for loan losses                  220            81            60            60            20
Charge-offs, net of recoveries(2)           30            17            --             2            --
                                      --------      --------      --------      --------      --------
Allowance for loan losses, end of
  period                              $    480      $    290      $    226      $    166      $    108
                                      ========      ========      ========      ========      ========
Allowance for loan losses as a
  percent of total loans
 outstanding                               .31%          .21%          .19%          .16%          .11%
                                      ========      ========      ========      ========      ========
Allowance for loan losses as a
  percent of total nonperforming
  loans                                   37.5%         34.5%         54.2%        386.0%         74.5%
                                      ========      ========      ========      ========      ========

                                                        (Footnotes on next page)

--------------------

(1)  Includes loans held for sale.

(2) Of the $30,000 in charge-offs in fiscal 1999, $16,000 related to commercial loans, $12,000 related to home equity loans and $2,000 related to consumer loans. Of the $17,000 in charge-offs in fiscal 1998, $13,000 related to construction loans and $4,000 related to consumer loans. The $2,000 in charge-offs in fiscal 1996 related to residential loans. There were no recoveries in fiscal 1999, 1998 and 1997.


    The following table presents the allocation of the allowance for loan losses by type of loan at each of the dates indicated.

                                                           June 30,
                                          ----------------------------------------------
                                                 1999                     1998
                                          --------------------     --------------------
                                                        Loan                     Loan
                                                      Category                 Category
                                           Amount       as a %      Amount       as a %
                                             of       of Total        of        of Total
                                          Allowance     Loans      Allowance      Loans
                                          ---------     -----      ---------      -----
                                                      (Dollars in Thousands)
One- to four-family residential              $ 52        55.9%        $ 38        59.5%
Construction and land
   development                                 70        17.0           19        18.8
Commercial(1)                                 176        12.3          110         7.2
Consumer(2)                                    91        14.8           89        14.5
Unallocated                                    91          --           34          --
                                             ----       -----         ----       -----
Total                                        $480       100.0%        $290       100.0%
                                             ====       =====         ====       =====

------------------------

(1)  Includes commercial mortgages and commercial non-mortgage loans.
(2) Includes home equity lines of credit, second mortgages and other consumer loans.

Mortgage-Backed Securities

    The Company has invested in a portfolio of mortgage-backed securities and related securities. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of one- to four-family or multi-family residential mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. The Company's mortgage-backed securities are insured or guaranteed by the Fannie Mae or the Freddie Mac. Fannie Mae and Freddie Mac are public corporations chartered by the U.S. government. These institutions guarantee the timely payment of interest and the ultimate return of principal. Fannie Mae and Freddie Mac mortgage-backed securities are not backed by the full faith and credit of the United States, but because Fannie Mae and Freddie Mac are U.S. government-sponsored enterprises, these securities are considered high quality investments with minimal credit risks.

    During fiscal 1999, 1998 and 1997, the Company purchased $19.2 million, $28.3 million and $15.7 million, respectively, of adjustable-rate collateralized mortgage obligations ("CMOs"). The CMOs are not classified as "high-risk mortgage securities" under OTS Thrift Bulletin 52 ("TB 52"). CMOs are a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules with each such class possessing different risk characteristics. The CMOs reprice monthly based on either the prime rate index or the London Interbank Offered Rate ("LIBOR") index.

    At June 30, 1999, the Company's mortgage-backed securities classified as available for sale had a market value of $3.4 million (gross of $94,000 in unrealized losses), while CMOs classified as available for sale had a market value of $21.1 million (gross of $355,000 in net unrealized losses). During April of 1999, CMO's were transferred from the held to maturity portfolio to the available for sale portfolio and trading portfolio in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities to provide the Company with additional flexibility in the management of its security portfolio as more fully discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1999 Annual Report to Stockholders, filed as Exhibit 13.1 hereto (the "1999 Annual Report"). At the date of transfer, these securities had an amortized cost of $14.1 million. For additional information relating to the Company's mortgage-backed securities and CMO's and the transfer of securities noted above, see Note 2 to the Consolidated Financial Statements in the Annual Report.

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

                                                             June 30,
                                                 -------------------------------
                                                   1999       1998         1997
                                                 -------      ------     -------
                                                        (In Thousands)
Mortgage-backed and related securities:
  Mortgage-backed securities                     $ 3,408     $   807     $ 1,583
  Collateralized mortgage obligations             21,131      35,700      23,995
                                                 -------     -------     -------
    Total mortgage-backed securities             $24,539     $36,507     $25,578
                                                 =======     =======     =======

    During the fourth quarter of fiscal 1999, the Bank sold approximately $15 million of its CMO's that were lower yielding and had longer average lives than the bonds that replaced them, taking advantage of the recent rise in overall market interest rates.

    Information regarding the contractual maturities and weighted average yield of the Company's mortgage-backed securities portfolio at June 30, 1999 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

                                                               Amounts at June 30, 1999 Which Mature In
                                ----------------------------------------------------------------------------------------
                                                                           After Five
                                One Year             After One to             to              Over 10
                                 or Less             Five Years             10 Years            Years              Total
                                 -------             ----------             --------            -----              -----
                                                                        (Dollars in Thousands)
Mortgage-backed
 securities                        $   --              $    --              $   --           $  3,408            $  3,408
Collateralized mortgage
  obligations                          --                   --                 848             20,283              21,131
                                   ------              -------                 ---             ------            --------
     Total                         $   --              $    --              $  848           $ 23,691            $24,539
                                   ------              =======              ======           ========            ========
Weighted average yield                --%                   --%               6.55%             5.95%               5.97%
                                   =====               =======              ======           =======             ========

    The following table sets forth the purchases, sales and principal repayments of the Company's mortgage-backed securities and CMOs during the periods indicated.

                                                     At or For the
                                                   Year Ended June 30,
                                         ---------------------------------------
                                           1999            1998           1997
                                         --------       --------       ---------
                                                  (Dollars In Thousands)
Mortgage-backed securities
 and CMOs at beginning of period         $ 36,507       $ 25,578       $ 17, 342
Purchases                                  21,180         28,348         15,729
Repayment                                  (7,450)          (787)          (545)
Sales and calls                           (24,813)       (16,576)        (7,247)
Gain (loss) on sales                         (184)            55             12
Amortization of premiums, net                (243)           (80)           (11)
Change in net unrealized gain (loss)
   on securities available for sale          (458)           (31)           298
                                         --------       --------       --------
Mortgage-backed securities
  and CMOs at end of period              $ 24,539       $ 36,507       $ 25,578
                                         ========       ========       ========
Weighted average yield at
  end of period                              5.97%          6.68%          7.09%
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

    Securities (excluding FHLB stock, mortgage-backed securities and CMO's) totalled $17.7 million or 8.6% of total assets at June 30, 1999. Such securities consist of U.S. government agencies, corporate bonds, taxable municipal bonds and equity securities. At June 30, 1999, all of the securities are classified as available for sale.

    On May 31, 1998, the Company reclassified equity securities with a carrying and fair value of $1.2 million from the trading classification to the available for sale classification to reflect management's intent to realize the long-term potential underlying such securities rather than to benefit from short-term changes in market values. The downturn in the U.S. equity markets, especially in small cap stocks, had a negative impact on the Company's equity investments. As a result, the Company liquidated the majority of its equity securities during the fiscal year. Remaining equity securities have a carrying value of $60,000 at June 30, 1999.

    The following table sets forth certain information relating to the Company's securities portfolio (excluding mortgage-backed securities and CMOs) at the dates indicated.

                                                        June 30,
                            ----------------------------------------------------------------
                                    1999                  1998                    1997
                            -------------------     -----------------     ------------------

                             Book        Market     Book       Market      Book      Market
                             Value       Value      Value      Value       Value     Value
                            -------     -------     ------     ------     ------     ------
                                                   (In Thousands)
U.S. Government agency
securities                  $10,899     $10,774     $3,995     $3,992     $3,999     $3,979
Corporate bonds               3,286       3,278         --         --         --         --
Taxable municipal bonds       3,659       3,622         --         --         --         --
Equity securities                62          60      3,011      3,011         --         --
FHLB stock                    2,700       2,700      2,100      2,100      1,550      1,550
                            -------     -------     ------     ------     ------     ------
  Total                     $20,606     $20,434     $9,106     $9,103     $5,549     $5,529
                            =======     =======     ======     ======     ======     ======

    The following table sets forth the amount of securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1999.

                                                              Amounts at June 30, 1999 Which Mature In
                                   -----------------------------------------------------------------------------------------------
                                                                         Over One                        Over Five
                                                    Weighted                Year          Weighted         Years          Weighted
                                   One Year          Average              Through          Average        Through          Average
                                   or Less           Yield               Five Years         Yield        Ten Years          Yield
                                   -------           -----               ----------         -----        ---------          -----
 Bonds and other debt securities:
      U.S. Government agency
        securities                  $   --               --%                $10,774          6.12%       $      --               --%
     Corporate bonds                    --               --                   3,278           6.52              --               --
     Taxable municipal bonds            --               --                     995           6.33           2,627             6.79
 Equity securities(1)                   --               --                      --             --              --               --
 FHLB stock(1)                          --               --                      --             --              --               --

----------

(1) As a member of the FHLB of Indianapolis, the Company is required to maintain its investment in FHLB stock which has no stated maturity. The average yield on the FHLB stock was 7.89% in fiscal 1999. Also, the Company's equity securities have no stated maturity.

         At June 30, 1999, the Company did not have securities in any one issuer which exceeded 10% of the Company's stockholders' equity.

Interest-Bearing Deposits

         At June 30, 1999, the Company had interest-bearing deposits in financial institutions of $7.6 million, as compared to $1.8 million and $2.0 million at June 30, 1998 and 1997, respectively. The increase in interest-bearing deposits from June 30, 1998 to June 30, 1999 is primarily due to excess liquidity generated from loan prepayments.

Sources of Funds

         General. Deposits are the primary source of Bank West's funds for lending and other investment purposes. In addition to deposits, Bank West derives funds from principal repayments on loans and mortgage-backed securities and from FHLB advances. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. FHLB advances may be used to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

         Deposits. Bank West's deposits are attracted principally from within Bank West's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $9.4 million or 7.1% of total deposits at June 30, 1999. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

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

                                                                          June 30,
                                           ----------------------------------------------------------------------
                                                    1999                    1998                     1997
                                           ---------------------   ---------------------    ---------------------

                                            Amount          %        Amount         %         Amount         %
                                           --------       -----      --------     -----     --------       -----
                                                                    (Dollars in Thousands)
Certificate accounts:
  2.00% - 3.99%                            $    169          .1%    $    --          --%    $      --          --%
  4.00% - 5.99%                              84,699        64.0      61,575        51.3       45,409        44.2
  6.00% - 7.99%                              10,090         7.6      27,601        23.0       32,230        31.3
  8.00% - 9.99%                                  25          --          23          --           21          --
                                           --------       -----      --------     -----     --------       -----
    Total certificate accounts               94,983        71.7      89,199        74.3       77,660        75.5
                                           --------       -----      --------     -----     --------       -----
Transaction accounts:
  Passbook and statement savings             19,268        14.6      19,335        16.1       17,388        16.9
  Money market accounts                       5,313         4.0         572          .5          786          .8
  NOW and noninterest-bearing accounts       12,837         9.7      10,873         9.1        7,028         6.8
                                           --------       -----      --------     -----     --------       -----
    Total transaction accounts               37,418        28.3      30,780        25.7       25,202        24.5
                                           --------       -----      --------     -----     --------       -----
    Total deposits                         $132,401       100.0%   $119,979       100.0%    $102,862       100.0%
                                           ========       =====      ========     =====     ========       =====

         The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                      Year Ended June 30,
                            ---------------------------------------------------------------------------
                                    1999                      1998                       1997
                            -----------------------    ----------------------     ---------------------


                            Average       Average      Average       Average      Average      Average
                            Balance      Rate Paid     Balance      Rate Paid     Balance     Rate Paid
                            -------      ---------     -------      ---------     ------      ----------
                                                       (Dollars in Thousands)
Passbook and
statement                   $ 19,465        3.14%      $ 18,808        3.61%      $17,247        3.61%
  savings accounts
Money market
accounts                      12,418        1.97          7,013        1.65         6,260        1.69
  and NOW accounts
Certificates of deposit       91,307        5.52         83,032        5.79        73,465        5.71
                            --------        ----       --------        ----       -------        ----
           Total            $123,190        4.79%      $108,853        5.15%      $96,972        5.08%
                            ========        ====       ========        ====       =======         ====

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

         The  following   table  sets  forth  the   maturities  of  Bank  West's
certificates of deposit having principal amounts of $100,000 or more at June 30, 1999.

Quarter Ending:                                                   Amounts
---------------                                                   -------
                                                              (In Thousands)
September 30, 1999                                                $ 6,636
December 31, 1999                                                   5,863
March 31, 2000                                                      3,006
June 30, 2000                                                         949
After June 30, 2000                                                 4,436
                                                                  -------
  Total certificates of deposit with
    balances of $100,000 or more                                  $20,890
                                                                  =======


         Borrowings. Bank West may obtain advances from the FHLB of Indianapolis based upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, investment securities and mortgage-backed securities, provided certain standards related to credit worthiness have been met. See "Regulation - The Bank - Federal Home Loan Bank System." Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At June 30, 1999, Bank West had $50 million of advances from the FHLB of Indianapolis, $30 million of which represent putable advances which gives the FHLB the option to convert the advance to an adjustable-rate beginning one, two or five years after the purchase date, depending on the advance, and quarterly thereafter. In addition, $20 million of adjustable-rate advances mature during fiscal 2000. See Note 7 to the Consolidated Financial Statements in the 1999 Annual Report for additional information. During fiscal 1999, 1998 and 1997, the Bank utilized additional FHLB advances to fund loans and securities growth as well as mortgage banking activities.

         The following table sets forth certain information regarding borrowings at or for the dates indicated:

                                                                     At or for the Year Ended June 30,
                                                           --------------------------------------------------
                                                            1999                 1998                 1997
                                                            ----                 ----                 ----
                                                                        (Dollars in Thousands)
FHLB advances:
  Average balance outstanding                              $46,686              $35,803              $22,433
  Maximum amount outstanding
    at any month-end during
    the period                                             $51,925              $38,000              $29,000
  Balance outstanding at end
    of period                                              $50,000              $37,000              $29,000
  Average interest rate
    during the period                                        5.11%                5.61%                5.46%
  Weighted average interest rate
    at end of period                                         5.22%                5.48%                5.84%

Subsidiaries

         At June 30, 1999, the Bank had one wholly-owned subsidiary, Sunrise Mortgage Corporation ("Sunrise"), which was formed in December 1997. Sunrise was established to originate and purchase non-conforming mortgage loans, including sub-prime mortgage loans for resale. Recently, management decided to discontinue non-conforming lending through Sunrise due to the lower than expected loan volume originated and purchased during the most recent fiscal year.

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

Employees

         Bank West and its subsidiaries had 59 full-time employees and 12 part-time employees at June 30, 1999. None of these employees is represented by a collective bargaining agent, and Bank West believes that it enjoys good relations with its personnel.


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

The Company

         General. The Company, as a registered savings institution holding company within the meaning of the Home Owners' Loan Act ("HOLA"), is subject to Office of Thrift Supervision ("OTS") regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings institution holding company, Bank West is subject to certain restrictions in its dealings with the Company and affiliates thereof.

         Activities Restrictions. There are generally no restrictions on the activities of a savings institution holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings institution holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (1) payment of dividends by the savings institution;
(2) transactions between the savings institution and its affiliates; and (3) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test set forth in HOLA, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings institution holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. At June 30, 1999, the Bank satisfied the QTL test.

         If the Company were to acquire control of another savings institution, other than through merger or other business combination with Bank West, the Company would thereupon become a multiple savings institution holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than Bank West or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings institution holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings institution holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (1) furnishing or performing management services for a subsidiary savings institution; (2) conducting an insurance agency or escrow business; (3) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution;
(4) holding or managing properties used or occupied by a subsidiary savings institution; (5) acting as trustee under deeds of trust; (6) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings institution holding companies; or (7) unless the Director of the OTS by regulation prohibits or limits such activities for savings institution holding companies, those activities authorized by the FRB as permissible for bank holding companies. Those activities described in (7) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings institution holding company.

         Pending legislation in the U.S. Congress provides for the modernization of the banking system and would significantly affect the operations and regulatory structure of the financial services industry. The legislation is intended to permit the banking, securities and insurance industries to compete more efficiently and more effectively. The legislation restricts the activities of unitary holding companies that were not in existence as of March 4, 1999 and that had not filed an application to become a unitary holding company by that date. New unitary holding companies would (1) have their activities limited to those that are financial in nature or incidental thereto, and (2) no longer be able to be acquired by commercial companies. The Company currently believes that it will be grandfathered and that it will not be required to discontinue any current activity. No prediction can be made at this time as to whether such legislation will be enacted or whether it will be enacted in its current form.

         Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and OTS regulations. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, such provisions (1) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (2) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by such provisions, no savings institution may (a) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (b) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Savings institutions also are subject to the restrictions of 12 U.S.C. ss.1972, which prohibits (1) a depository institution from extending credit, or offering any other services or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not to obtain services of a competitor of the institution, subject to certain exceptions, and (2) extensions of credit to executive officers, directors and greater than 10% stockholders of a depository institution by any other institution that has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features. At June 30, 1999, Bank West was in compliance with the above restrictions.

         Restrictions on Acquisitions. Except under limited circumstances, savings institution holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (1) control of any other savings institution or savings institution holding company or substantially all the assets thereof or (2) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings institution holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings institution holding company.

         The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings institution holding company which controls savings institutions in more than one state if (1) the multiple savings institution holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (2) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (3) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings institution holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

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

         Regulatory Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly- rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders' equity.

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
                                                                                    equity to total assets
                                                                                         of 2% or less

         As of June 30, 1999, each of the Bank's ratios exceeded minimum requirements for the well capitalized category. See Note 13 to the Consolidated Financial Statements in the 1999 Annual Report.

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

         Federal Home Loan Bank System. Bank West is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The FHLB borrowings are collateralized by a blanket collateral loan agreement under which the Bank must maintain minimum eligible collateral of 160% of the outstanding advances. Under this agreement, the limit on the Bank's FHLB borrowings was $75.6 million at June 30, 1999. At June 30, 1999, the Bank had $50 million of FHLB advances outstanding, and available credit of $2 million under a line of credit with the FHLB, of which no balance was outstanding. See
Note 7 to the Consolidated Financial Statements in the 1999 Annual Report.

         As a member, Bank West is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1999, Bank West had $ 2.7 million in FHLB stock, which was in compliance with this requirement.

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

         The deposits of the Bank are currently insured by the SAIF. Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF achieved a fully funded status first, and effective January 1, 1996 the FDIC substantially reduced the average deposit insurance premium paid by BIF-insured banks. The deposit insurance premiums for BIF member institutions were reduced to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, as compared to 23 basis points for SAIF members in the lowest risk category.

         On September 30, 1996, new legislation required all SAIF member institutions to pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio to 1.25% of insured deposits. The legislation also provided for elimination of the premium differential between SAIF-insured and BIF-insured institutions and for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

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

         Beginning January 1, 1997, effective SAIF rates generally range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the Financing Corporation, while BIF member institutions will pay approximately 1.3 basis points. The Bank's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1997.

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

         The FDIC has adopted regulations to clarify the foregoing restrictions on activities of FDIC- insured, state-chartered banks and their subsidiaries. Under the regulations, the term activity refers to the authorized conduct of business by an insured state bank and includes acquiring or retaining any investment other than an equity investment. A bank or subsidiary is considered acting as principal when conducted other than as an agent for a customer, as trustee, or in a brokerage, custodial, advisory or administrative capacity. An activity permissible for a national bank includes an activity expressly authorized for national banks by statute or recognized as permissible in regulations, official circulars or bulletins or in any order or written interpretation issued by the Office of the Comptroller of the Currency ("OCC"). In its regulations, the FDIC indicated that it will not permit state banks to directly engage in commercial ventures or directly or indirectly engage in any insurance underwriting activity other than to the extent such activities are permissible for a national bank or a national bank subsidiary or except for certain other limited forms of insurance underwriting permitted under the regulations.

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

         Limits on Loans to One Borrower. The permissible amount of loans-to-one borrower now generally follows the national bank standard for all loans made by savings institutions. The standard generally does not permit loans-to-one borrower to exceed the greater of $500,000 or 15% of capital and surplus. However, upon approval by two-thirds vote of the Board of Directors, the limit may be increased not to exceed 25% of the capital and surplus. During fiscal 1998, the Board of Directors approved the 25% limit. At June 30, 1999, the 25% limit for the Bank was $2.6 million, and the Bank did not have any loans to one borrower in excess of such amount.

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

         Michigan did not opt out of IBBEA, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner, (1) the acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC-insured bank, savings bank, or savings and loan association located in another state, (2) the acquisition by a
Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state, (3) the consolidation of one or more Michigan-chartered banks and FDIC- insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, with the resulting organization chartered by Michigan, (4) the establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan, and (5) the establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in such jurisdiction. Further, the Michigan Banking Code permits, upon written notice to the Commissioner, (a) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate, (b) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates, and (c) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of such other states.


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

         In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At June 30, 1996, the Bank's post-1987 excess reserves amounted to approximately $781,000. The recapture will occur over a six-year period beginning in fiscal 1999. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

         At June 30,1999 the federal income tax reserves of Bank West included $3.4 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of Bank West in connection with the conversion of the Bank to stock form, the retained earnings of Bank West are substantially restricted.

         Distributions. If Bank West were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution will cause Bank West to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (1) it is in redemption of shares, (2) it is pursuant to a liquidation of the institution, or (3) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

         Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) depreciation and
(b) 75% of the excess (if any) of (1) adjusted current earnings as defined in the Code, over (2) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At June 30, 1999, Bank West had no NOL carryforwards for federal income tax purposes.

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

         Bank West's federal income tax returns for the tax years ended June 30, 1996 forward are open under the statute of limitations and are subject to review by the IRS.

State Taxation

         The State of Michigan imposes a tax on intangible personal property in the amount of $0.20 per $1,000 of deposits of a savings bank or a savings and loan institution, less deposits owed to the federal or Michigan state governments, their agencies or certain other financial institutions. In 1996, the State of Michigan repealed this tax over a phase-out period beginning in calendar 1995 and ending in calendar 1998. For calendar years 1997, 1996 and 1995, the amount of the tax calculated pursuant to the above formula was reduced by 75%, 50% and 25%, respectively. The State of Michigan also imposes a "Single Business Tax," which is a value-added type of tax and is for the privilege of doing business in the State of Michigan. The major components of the Single Business Tax base are compensation, depreciation and federal taxable income, increased by NOLs, if any, utilized in arriving at federal taxable income, and decreased by the cost of acquisition of depreciable tangible assets during the year. The tax rate through September 30, 1994 was 2.35% of the Michigan adjusted tax base. Beginning October 1, 1994, the rate decreased to 2.30% of the Michigan adjusted tax base. In 1999, the State of Michigan repealed this tax over a 23 year phase-out period beginning in calendar year 2000.

Item 2.  Properties.

         At June 30, 1999, Bank West conducted its business from its main office in Walker, Michigan and two branch offices in Grand Rapids, Michigan. The following table sets forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of Bank West at June 30, 1999.

                                                         Net Book
                                                         Value of                 Amount of
Description/Address              Leased/Owned            Property                  Deposits
-------------------              ------------            --------                  --------
                                                                    (In Thousands)
2185 Three Mile Road N.W.
Grand Rapids, MI  49544               Owned                 $2,269                  $ 53,474

910 Bridge Street
Grand Rapids, MI  49504               Owned                    608                    71,771

6740 Cascade Road S.E.
Grand Rapids, MI  49546              Leased                    124                     7,156
                                                            ------                 ---------

  Total                                                     $3,001                  $132,401
                                                            ======                  ========

Item 3.  Legal Proceedings.
---------------------------

         Bank West is a defendant under two legal proceedings pending in Kent County Circuit Court: Cowles v. Bank West and Newton v. Bank West. Cowles' original complaint was filed on July 17, 1998 and was premised upon a claim that the Bank was engaged in the unauthorized practice of law because it charged residential mortgagors a $250 document preparation fee and that the Bank also violated the Michigan Consumer Protection Act. The complaint contained additional claims, largely dependent upon the foregoing allegations. Plaintiff later filed amendments, alleging claims under the Federal Truth in Lending Act. Judge Johnston dismissed on August 30, 1999 the claim for unauthorized practice of law and the claim under the Michigan Consumer Protection Act. He earlier had dismissed one of the Truth in Lending Act claims. There currently remain in the case a claim for violation of the Truth in Lending Act, and claims for unjust enrichment and innocent and negligent misrepresentation. On September 9, 1999, plaintiff filed a motion to file yet a third amended complaint, trying to conform the allegations concerning the remaining claims to Judge Johnston's August 30, 1999 opinion.

         The case of Newton  v. Bank  West,  filed on  August  12,  1999 in Kent
County Circuit Court by the same attorneys who represent the plaintiff in Cowles, also is based upon Bank West's charging of a document preparation fee and contains claim for the unauthorized practice of law and violation of the Michigan Consumer Protection Act. Newton also is pending before Judge Johnston and if the judge follows his reasoning in Cowles, those claims should be dismissed. Newton also contains claims for unjust enrichment and negligent and innocent misrepresentation and replevin. These latter claims have not yet been sought to be amended to conform to Judge Johnston's August 30, 1999 rulings in Cowles.

         Management intends to continue to contest these cases vigorously. Based on a review of current facts and circumstances, management is unable to determine the amount of loss, if any, that is possible.

         The Company and the Bank are also subject to certain other legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters is not expected to have a material adverse effect on the consolidated financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

         The  information   required  herein,  to  the  extent  applicable,   is
incorporated by reference from the inside back cover page of the Company's 1999 Annual Report.

Item 6.  Selected Financial Data.
---------------------------------

         The information required herein is incorporated by reference from page 2 of the 1999 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
           of Operations.
           --------------

         The information required herein is incorporated by reference from pages 3 to 16 of the 1999 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

         Not applicable since the Company qualifies as a small business issuer. See Item 305(e) of Regulation S-K.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

         The information required herein is incorporated by reference from pages 17 to 44 of the 1999 Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
            Financial Disclosure.
            ---------------------

         Not applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

         The information required herein is incorporated by reference from pages 3 to 5 and 11 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on October 27, 1999, which will be filed within 120 days of June 30, 1999 ("Definitive Proxy Statement").

Item 11.  Executive Compensation.
---------------------------------

         The information required herein is incorporated by reference from pages 11 to 17 of the Definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

         The information required herein is incorporated by reference from pages 8 to 11 of the Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

         The information required herein is incorporated by reference from page 17 of the Definitive Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

         (a)  Documents Filed as Part of this Report

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                  Report of Independent Auditors
                  Consolidated Balance Sheets as of June 30, 1999 and 1998 Consolidated Statements of Income for the Years Ended
                     June 30, 1999, 1998 and 1997
                  Consolidated Statements of Changes in Shareholders' Equity for
                     the Years Ended June 30, 1999, 1998 and 1997
                  Consolidated Statements of Cash Flows for the Years
                     ended June 30, 1999, 1998 and 1997
                  Notes to Consolidated Financial Statements

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

                                  Exhibit Index
                                  -------------


 2.1*             Plan of Conversion
 3.1*             Articles of Incorporation of Bank West Financial Corporation
 3.2**            Bylaws of Bank West Financial Corporation
 4.1***           Stock Certificate of Bank West Financial Corporation
10.1*             Employee Stock Ownership Plan
10.2***           Employment  Agreement  among Bank West Financial  Corporation,
                  Bank West, F.S.B. and Paul W. Sydloski dated March 30, 1995
10.3*             Form  of  Employment   Security   Agreement  among  Bank  West
                  Financial   Corporation,   Bank  West  and  certain  executive
                  officers
10.4****          1995 Key Employee Stock Compensation Program
10.5****          1995 Directors' Stock Option Plan
10.6****          1995 Management Recognition Plan for Officers
10.7****          1995 Management Recognition Plan for Directors
10.8              Form of Amendment to Employment  Security Agreement among Bank
                  West Financial  Corporation,  Bank West and certain  executive officers
10.9              Amended and Restated  Agreement and General Release among Bank
                  West  Financial  Corporation,  Bank West and Paul W. Sydloski,
                  dated February 24, 1999
10.10             Employment  Agreement  with Bank West  Financial  Corporation,
                  Bank West and Ronald A. Van Houten, effective April 13, 1999
10.11             Employment   Security  Agreement  among  Bank  West  Financial
                  Corporation, Bank West and Louis D. Knooihuizen,  dated May 6,
                  1999
13.1              1999 Annual Report to Stockholders
21.1              Subsidiaries of the Registrant - Reference is made to "Item 2.
                  Business" for the required information
23.1              Consent of Crowe, Chizek and Company LLP
27.1              Financial Data Schedule

------------------
(*) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-87620) filed with the SEC on December 21, 1994, as subsequently amended.

(**) Incorporated herein by reference from the Company's Form 10-Q filed with the SEC on November 14, 1997.

(***) Incorporated herein by reference from the Company's Annual Report on Form 10-K filed with the SEC on September 28, 1995.

(****) Incorporated herein by reference from the Company's Annual Report on Form 10-K filed with the SEC on September 26, 1996.

         (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

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



                                                 BANK WEST FINANCIAL CORPORATION



Date:  September 23, 1999                        By:    /s/ Ronald A. Van Houten
                                                        ------------------------
                                                        Ronald A. Van Houten
                                                        President and
                                                        Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Ronald A. Van Houten                                     September 23, 1999
------------------------
Ronald A. Van Houten
President and Chief Executive Officer


/s/ George A. Jackoboice                                     September 23, 1999
------------------------
George A. Jackoboice
Chairman of the Board and
 Director


/s/ Richard L. Bishop                                        September 23, 1999
---------------------
Richard L. Bishop
Director


/s/ Thomas D. DeYoung                                        September 23, 1999
---------------------
Thomas D. DeYoung
Director

/s/ Jacob Haisma                                             September 23, 1999
----------------
Jacob Haisma
Director


/s/ Harry E. Mika                                            September 23, 1999
-----------------
Harry E. Mika
Director


/s/ Wallace D. Riley                                         September 23, 1999
--------------------
Wallace D. Riley
Director


/s/ Carl A. Rossi                                            September 23, 1999
-----------------
Carl A. Rossi
Director


/s/ Robert J. Stephan                                        September 23, 1999
---------------------
Robert J. Stephan
Director


/s/ John H. Zwarensteyn                                      September 23, 1999
-----------------------
John H. Zwarensteyn
Director


/s/ Kevin A. Twardy                                          September 23, 1999
-------------------
Kevin A. Twardy
Chief Financial Officer
 (also principal accounting
 officer)