Form 10-Q
period 1999-09-30
BANK WEST FINANCIAL CORP
filed 1999-11-12
CIK 934598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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

Shares of common stock, par value $.01 per share, outstanding as of November 10, 1999: 2,521,059.

                         BANK WEST FINANCIAL CORPORATION

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

ITEM 1 - FINANCIAL STATEMENTS

           Consolidated Balance Sheets -
                  September 30, 1999 (unaudited) and June 30, 1999........

           Consolidated Statements of Income (unaudited) -
                  For The Three Months Ended September 30, 1999 and 1998..

           Consolidated Statements of Comprehensive Income (unaudited) -
                  For The Three Months Ended September 30, 1999 and 1998..

           Consolidated Statements of Cash Flows (unaudited) -
                  For The Three Months Ended September 30, 1999 and 1998..

           Notes to Consolidated Financial Statements.....................

ITEM 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk
            Not applicable since the registrant is a small business issuer.

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings...............................................

ITEM 2 - Changes in Securities and Use of Proceeds.......................

ITEM 3 - Defaults upon Senior Securities.................................

ITEM 4 - Submission of Matters to a Vote of Security Holders.............

ITEM 5 - Other Information...............................................

ITEM 6 - Exhibits and Reports on Form 8-K................................

SIGNATURES...............................................................

                                      BANK WEST FINANCIAL CORPORATION
                                        CONSOLIDATED BALANCE SHEETS

                                                                          September 30,          June 30,
                                                                               1999                1999
                                                                          -------------      -------------
                                                                           (Unaudited)

ASSETS
        Cash and due from banks .....................................     $   3,458,479      $   1,527,481
        Interest-bearing deposits ...................................         1,208,651          7,578,387
                                                                          -------------      -------------
              Total cash and cash equivalents .......................         4,667,130          9,105,868

        Securities available for sale (Note 5) ......................        45,314,344         42,272,306
        Loans held for sale  (Note 6) ...............................           421,892          2,380,576
        Loans, net (Note 7) .........................................       159,055,423        145,205,691
        Federal Home Loan Bank stock ................................         3,600,000          2,700,000
        Premises and equipment ......................................         3,452,316          3,000,951
        Accrued interest receivable .................................         1,253,109          1,019,165
        Mortgage servicing rights ...................................           235,581            232,561
        Real estate owned ...........................................           628,228            309,826
        Other assets ................................................           212,051            442,257
                                                                          -------------      -------------


             Total assets ...........................................     $ 218,840,074      $ 206,669,201
                                                                          =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

        Deposits ....................................................     $ 126,234,591      $ 132,401,205
        Federal Home Loan Bank borrowings ...........................        69,509,561         50,000,000
        Accrued interest payable ....................................           410,106            292,289
        Advance payments by borrowers
           for taxes and insurance ..................................           310,717            509,218
        Deferred federal income tax .................................            42,720             67,362
        Other liabilities ...........................................           512,262            846,996
                                                                          -------------      -------------
               Total liabilities ....................................       197,019,957        184,117,070
                                                                          -------------      -------------

        Stockholders' Equity:

        Common stock, $.01 par value; 10,000,000 shares authorized;
           2,521,059 issued at September 30, 1999
           and 2,597,729 at June 30, 1998 ...........................            25,211             25,978
        Additional paid-in-capital ..................................        10,622,586         11,328,830
        Retained earnings, substantially restricted .................        12,584,784         12,517,215
        Net unrealized loss on securities available for
           sale, net of tax benefit of $289,822 at September 30,
           1999 and tax benefit of $211,018 at June 30, 1999 ........          (562,595)          (409,623)
        Unallocated ESOP shares (Note 3) ............................          (712,848)          (745,248)
        Unearned Management Recognition Plan shares (Note 4) ........          (137,021)          (165,021)
                                                                          -------------      -------------
               Total stockholders' equity ...........................        21,820,117         22,552,131
                                                                          -------------      -------------

               Total liabilities and stockholders' equity ...........     $ 218,840,074      $ 206,669,201
                                                                          =============      =============


          See accompanying notes to consoldiated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                       1999             1998
                                                   -----------      -----------
Interest and dividend income
        Loans ................................     $ 2,994,308      $ 2,593,045
        Securities ...........................         704,105          632,934
        Other interest-bearing deposits ......          33,290           43,121
        Dividends on FHLB stock ..............          61,151           43,076
                                                   -----------      -----------
                                                     3,792,854        3,312,176
                                                   -----------      -----------
Interest expense

        Deposits .............................       1,454,227        1,499,690
        FHLB borrowings ......................         788,424          534,597
                                                   -----------      -----------
                                                     2,242,651        2,034,287
                                                   -----------      -----------
Net interest income ..........................       1,550,203        1,277,889

Provision for loan losses ....................          75,000           27,000
                                                   -----------      -----------

Net interest income after provision

    for loan losses ..........................       1,475,203        1,250,889
                                                   -----------      -----------

Other income

        Loss on sale of securities ...........            --           (278,063)
        Gain on sale of loans ................          55,762          159,065
        Fees and service charges .............          75,163           73,835
                                                   -----------      -----------
                                                       130,925          (45,163)

Other expenses

        Compensation and benefits ............         733,977          729,531
        Professional fees ....................         156,998           56,492
        Federal Deposit Insurance ............          18,164           17,503
        Occupancy ............................          85,081           85,399
        Furniture, fixtures and equipment ....          45,814           42,857
        Data processing ......................          59,891           63,530
        Advertising ..........................          13,806           26,402
        State taxes ..........................          13,000           17,500
        Miscellaneous ........................         145,591          150,716
                                                   -----------      -----------
                                                     1,272,322        1,189,930
                                                   -----------      -----------

Income before federal income tax expense .....         333,806           15,796

Federal income tax expense ...................         120,000            8,960
                                                   -----------      -----------

Net income ...................................     $   213,806      $     6,836
                                                   ===========      ===========

Earnings per share (Note 2) ..................     $       .09      $      .003
                                                   ===========      ===========
Earnings per share assuming dilution (Note 2)      $       .09      $      .003
                                                   ===========      ===========
Dividends per share ..........................     $       .06      $       .06
                                                   ===========      ===========

          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                              Three Months Ended
                                                                  September 30,
                                                               1999          1998
                                                            ---------      -------
Net Income ............................................     $ 213,806      $ 6,836

Other comprehensive income, net of tax:

      Unrealized gains (losses) on securities available

                 for sale arising during the year .....      (152,972)       8,507
                                                            ---------      -------

Comprehensive income ..................................     $  60,834      $15,343
                                                            =========      =======




          See accompanying notes to consolidated fianancial statements.

                                BANK WEST FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                      Three Months Ended
                                                                         September 30,

                                                                    1999              1998
                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net income .......................................     $    213,806      $      6,836
         Adjustments to reconcile net income to
         net cash from operating activities
              Origination and purchase of loans for sale ..       (2,605,926)       (7,570,481)
              Proceeds from sale of mortgage loans ........        4,620,372        10,148,392
              Net (gain) loss on sales of:
                 Loans ....................................          (55,762)         (159,065)
                 Securities ...............................             --             278,063
              Depreciation ................................           62,088            59,145
              Amortization of premiums, net ...............           12,490            81,404
              ESOP expense ................................           53,156            61,130
              MRP expense .................................           28,000            38,100
              Provision for loan losses ...................           75,000            27,000
              Change in:

                 Deferred loan fees .......................          (41,669)          (48,792)
                 Other assets .............................           (6,758)          (21,497)
                 Other liabilities ........................         (361,257)            2,630
                                                                ------------      ------------
                         Net cash from operating activities        1,993,540         2,902,865
                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

         Purchases of securities available for sale .......       (3,986,675)      (14,342,119)
         Purchases of securities held to maturity .........             --          (2,074,375)
         Proceeds from sale of securities .................             --          10,430,186
         Proceeds from maturities, calls and principal
             payments of securities available for sale ....          700,566         4,861,879
         Loan originations, net of repayments .............      (12,796,999)       (5,448,289)
         Loans purchased for portfolio ....................       (1,404,466)       (1,272,200)
         Purchase of FHLB stock ...........................         (900,000)         (150,000)
         Proceeds from sale of real estate owned ..........             --              60,989
         Property and equipment expenditures ..............         (513,647)          (20,480)
                                                                ------------      ------------
                         Net cash from (used in) investing
                              activities ..................      (18,901,221)       (7,954,409)
                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from FHLB borrowings ....................       24,509,561        13,375,332
         Repayment of FHLB borrowings .....................       (5,000,000)       (7,000,000)
         Increase (decrease) in deposits ..................       (6,166,614)          135,198
         Repurchase of common stock .......................         (751,937)             --
         Exercise of stock options ........................           24,170              --
         Dividends paid on common stock ...................         (146,237)         (144,569)
                                                                ------------      ------------
                         Net cash from financing activities       12,468,943         6,365,961
                                                                ------------      ------------


          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                          (Unaudited)

                                                                        Three Months Ended
                                                                           September 30,
                                                                      1999              1998
                                                                  -----------        ----------
Net change in cash and cash equivalents ...................        (4,438,738)        1,314,417

Cash and cash equivalents at beginning of period ..........         9,105,868         4,205,539
                                                                  -----------        ----------

Cash and cash equivalents at end of period ................       $ 4,667,130        $5,519,956
                                                                  ===========        ==========



Supplemental  disclosures of cash flow  information
  Cash paid during the period for:
                Interest ..................................       $ 2,124,834        $2,071,238
                Income taxes ..............................              --                --



          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Three Months Ended September 30, 1999
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements consist of the accounts of Bank West Financial Corporation (the Company) and its wholly owned subsidiary, Bank West (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending June 30, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended June 30, 1999, included in the Company's 1999 Annual Report.

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

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1999
                                   (Unaudited)

NOTE 2 - EARNINGS PER SHARE (Continued)

A reconciliation of the numerators and denominators of Earnings Per Share and Earnings Per Share Assuming Dilution for the three months ended September 30, 1999 and 1998 are as follows:

                                                           Three Months Ended
                                                              September 30,
                                                          1999           1998
                                                       ----------     ----------
Earnings Per Share
         Net Income ..............................     $  213,806     $    6,836
                                                       ==========     ==========
         Weighted average common shares
           outstanding ...........................      2,371,328      2,388,506
                                                       ==========     ==========

         Earnings Per Share ......................     $      .09     $     .003
                                                       ==========     ==========

Earnings Per Share Assuming Dilution
         Net Income ..............................     $  213,806     $    6,836
                                                       ==========     ==========
         Weighted average common shares
           outstanding ...........................      2,371,328      2,388,506
         Add: dilutive effects of assumed
           exercise of stock options
           and unvested MRP's
                  Stock options ..................         48,990        100,541
                  MRP shares .....................           --           10,562
                                                       ----------     ----------
         Weighted average common and dilutive
           potential common shares outstanding ...      2,420,318      2,499,609
                                                       ==========     ==========
         Earnings Per Share Assuming Dilution ....     $      .09     $     .003
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

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1999
                                   (Unaudited)

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

To fund the ESOP, $1,296,048 was borrowed from the Company for the purpose of purchasing 243,009 shares of common stock at $5.33 per share. Principal and interest payments on the loan are due in quarterly installments, with the final payment of principal and accrued interest being due and payable at maturity, which is June 30, 2005. Interest is payable during the term of the loan at a fixed rate of 7.0%. The loan is collateralized by the shares of the Company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated among participants on the basis of total compensation, as defined. The unallocated ESOP shares are shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets. ESOP expense of $53,000 was recorded for the three months ended September 30, 1999.

NOTE 4 - STOCK BASED COMPENSATION PLANS

An employee and a directors' stock option plan (SOPs) and an officers' and a directors' management recognition plan (MRPs) were authorized by the shareholders at the October 25, 1995 annual meeting. The employee stock option plan and the officers' MRP are administered by a committee of non-employee directors of the Company, while grants under the directors' stock option plan and the directors' MRP are pursuant to formulas set forth in the plans. Total shares made available under the SOPs and MRPs were 347,155 and 138,862, respectively. The Committee has awarded under the SOPs options to purchase 315,503 shares of common stock at exercise prices between $6.625 and $13.25 per share, which represent the average of the high and low sales prices of the Company's stock on the dates of the awards. Both the option shares and grant prices have been adjusted for the three-for-two stock split in December 1997. At September 30, 1999, there were 31,652 option shares reserved for future grants. As of September 30, 1999, 24,430 options have been exercised. No compensation expense was recognized in connection with the issuance of the options. Management has concluded that the Company will not adopt the accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting. Accordingly, SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.

During 1995, the Company repurchased 4% of its then outstanding shares and placed them in a trust for the exclusive use of the MRPs. The Committee has awarded 59,099 shares of common stock under the officers' MRP and 41,657 shares of common stock under the directors' MRP, net of forfeitures. MRP awards vest in five equal annual installments, with the first award vesting on October 25, 1996. Compensation expense for the MRPs is recognized on a pro-rata basis over the vesting period of the awards. During the three months ended September 30, 1999, $28,000 was charged to compensation expense for the MRPs. The unearned compensation value of the MRPs is shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1999
                                   (Unaudited)

NOTE 5 - SECURITIES

The amortized cost and estimated fair values of securities at September 30, 1999 and June 30, 1999 are as follows:

AVAILABLE FOR SALE

                                                          Gross         Gross
                                         Amortized     Unrealized    Unrealized        Fair
                                            Cost          Gains         Losses         Value
                                        -----------     --------     -----------     -----------
September 30, 1999 (unaudited)
------------------------------

U.S. agencies .....................     $11,403,704     $     68     $   147,522     $11,256,250
Equity securities .................         562,139         --             9,435         552,704
Corporate bonds ...................       6,269,906       13,040          16,412       6,266,534
Taxable municipal bonds ...........       3,656,161         --            43,926       3,612,235
Mortgage-backed securities ........       3,442,964         --           139,402       3,303,562
Collateralized mortgage obligations      20,831,885       10,643         519,469      20,323,059
                                        -----------     --------     -----------     -----------
                                        $46,166,759     $ 23,751     $   876,166     $45,314,344
                                        ===========     ========     ===========     ===========

June 30, 1999
-------------

U.S. agencies .....................     $10,898,521     $  5,382     $   130,128     $10,773,775
Equity securities .................          62,140         --             2,215          59,925
Corporate bonds ...................       3,285,678          570           7,723       3,278,525
Taxable municipal bonds ...........       3,659,131         --            37,463       3,621,668
Mortgage-backed securities ........       3,501,610         --            94,083       3,407,527
Collateralized mortgage obligations      21,485,867       40,689         395,670      21,130,886
                                        -----------     --------     -----------     -----------
                                        $42,892,947     $ 46,641     $   667,282     $42,272,306
                                        ===========     ========     ===========     ===========

During September of 1998, equity securities were written-down by $401,000 relating to what management perceived to be an other-than-temporary decline in the market value of these investments resulting from the downturn in the U.S. stock market, especially in small cap stocks.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1999
                                   (Unaudited)

NOTE 6 - SECONDARY MARKET MORTGAGE ACTIVITIES

The following summarizes the Company's secondary market mortgage activities, which consist solely of one- to four-family real estate loans:

                                                        Three Months Ended
                                                           September 30,
                                                      1999              1998
                                                  -----------      ------------
Loans held for sale - beginning of period ...     $ 2,380,576      $  8,156,572
Activity during the periods:
Loans originated and purchased for sale .....       2,605,926         7,570,481
Proceeds from sale of loans originated
  and purchased for sale ....................      (4,620,372)      (10,148,392)
Gain on sale of loans .......................          55,762           159,065
                                                  -----------      ------------
Loans held for sale - end of period .........     $   421,892      $  5,737,726
                                                  ===========      ============

The unpaid principal balance of mortgage loans serviced for others amounted to $26.7 million and $27.2 million at September 30, 1999 and June 30, 1999, respectively. Custodial escrow balances maintained in connection with the foregoing loans serviced for others were approximately $98,000 and $174,000 at September 30, 1999 and June 30, 1999, respectively.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 1999
                                   (Unaudited)

NOTE 7 - LOANS

Loans are classified as follows:

                                                          September 30,       June 30,
                                                              1999               1999
                                                         -------------      -------------
Real estate loans:
         One-to four-family residential - fixed rate     $  15,795,503      $  14,559,680
         One-to four-family residential - balloon ..        58,199,843         51,842,742
         One-to four-family residential - adjustable        18,069,337         18,833,825
         Construction and land development .........        30,413,861         26,585,310
         Commercial mortgages ......................        17,843,476         15,457,293
         Home equity lines of credit ...............        11,000,671         10,512,823
         Second mortgages ..........................        12,333,761         10,820,377
                                                         -------------      -------------
              Total mortgage loans .................       163,656,452        148,612,050
Consumer loans .....................................         1,855,249          1,849,363
Commercial non-mortgage ............................         5,506,108          3,823,834
                                                         -------------      -------------
              Total ................................       171,017,809        154,285,247
Less:
         Loans in process ..........................        11,850,923          9,001,424
         Deferred fees and costs ...................          (443,804)          (402,135)
         Allowance for loan losses .................           555,267            480,267
                                                         -------------      -------------
                                                         $ 159,055,423      $ 145,205,691
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

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of Bank West Financial Corporation and its wholly owned subsidiary, Bank West, at September 30, 1999 and June 30, 1999 and the consolidated results of operations for the three months ended September 30, 1999 with the same period in 1998. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Bank West Financial Corporation is the holding company for Bank West, a state chartered savings bank. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary Bank West. The Company's business consists primarily of attracting deposits from the general public and using such deposits, together with Federal Home Loan Bank
(FHLB) advances, to make loans for the purchase and construction of residential properties. The Company also originates commercial loans, home equity loans and various types of consumer loans. During the quarter ended September 30, 1999, the Bank purchased a branch office in Jenison, Michigan, a suburb of Grand Rapids. This branch will operate as a full-service office. In addition, the Bank opened a loan production office in Caledonia, Michigan, also a suburb of Grand Rapids.

FINANCIAL CONDITION

Total assets increased by $12.1 million or 5.9% from $206.7 million at June 30, 1999 to $218.8 million at September 30, 1999. The increase in total assets was primarily attributable to an increase in total loans by $13.9 million or 9.6%. Total loans increased as greater emphasis was placed on originating one- to four-family balloon mortgages, construction and land development loans, and commercial mortgages. Management expects continued growth in these types of portfolio lending activities, which is expected to significantly improve the Bank's net interest income. The strategic realignment that occurred during March of 1999 with the appointment of the Bank's President and Chief Executive Officer and the establishment of the Commercial Lending Division is expected to contribute significantly toward future loan growth.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Bank's mortgage banking activities consist of selling newly originated and purchased loans into the secondary market. The dollar amount of loans originated and purchased for resale in the three months ended September 30, 1999 decreased by $5.0 million or 65.8% to $2.6 million from $7.6 million. The decrease in loan originations and purchases for resale is primarily due to the recent increase in overall market interest rates. Mortgage loans originated and purchased for resale in the current quarter consisted primarily of 30-year fixed-rate and balloon loans. The Bank's recent strategy has been to sell 30-year fixed-rate loans and to portfolio the balloon loans. The Bank has increased its portfolio of balloon loans over the past twelve months by $27 million or 86.5% in an effort to offset the prepayments of adjustable-rate and longer-term fixed-rate mortgages that occurred over the past year. Also, the current strategy will leverage the balance sheet which is expected to provide additional net interest income.

Total loans sold amounted to $4.6 million and $10.1 million in the three months ended September 30, 1999 and 1998, respectively. Loans held for sale amounted to $422,000 and $5.7 million at September 30, 1999 and 1998, respectively. During the quarter, the Bank decreased the number of its correspondent financial institution relationships in an effort to concentrate on those correspondents that actively sell loans to the Bank. In addition, personnel in the Bank's correspondent lending department were re-assigned to the retail residential lending department to assist in developing retail mortgage loan volume.

Total securities increased by $3.0 million during the quarter to $45.3 million. The increase was primarily related to the purchase of $3.0 million of fixed-rate investment grade corporate bonds. Collateralized mortgage obligations ("CMO's") have decreased from $21.1 million at June 30, 1999 to $20.3 million at September 30, 1999. Generally, the Bank's CMO's have floating interest rates (prime rate or LIBOR) and are collateralized by residential mortgages with a weighted average gross note rate of approximately 7.1%. The recent increase in overall market interest rates and the corresponding decrease in prepayment speeds has extended the average lives of the CMO portfolio. The unrealized loss on collateralized mortgage obligations was $336,000, net of taxes which is included in the total unrealized loss on available for sale securities of $563,000 shown as a component of stockholders' equity.

Total deposits decreased by $6.2 million or 4.7% from June 30, 1999 to September 30, 1999, primarily due to a decrease in broker-arranged certificates of deposit. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Bank believes that its passbook savings, statement savings, NOW and demand accounts are relatively stable sources of deposits.
However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be affected by market conditions.

When deposit growth does not match the growth of assets, other funding sources such as FHLB advances are utilized. During the three months ended September 30, 1999, the Bank increased FHLB advances by $19.5 million since short-term FHLB advances have had lower borrowing costs than broker-arranged certificates of deposit. FHLB advances have generally been used to fund the Bank's loan growth and mortgage banking activities.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The table below sets forth the amounts and categories of non-performing assets at September 30, 1999 and June 30, 1999:

                                                    September 30,  June 30,
                                                         1999        1999
                                                        ------      ------
                                                      (Dollars in Thousands)
         Non-accrual loans
                  One- to four-family ...............   $  100      $  207
                  Construction and land development .      472         930

                  Commercial ........................      264        --
                  Consumer ..........................       95         142
                                                        ------      ------
                     Total ..........................      931       1,279

         Foreclosed assets

                  One- to four-family ...............      628         310
                                                        ------      ------

         Total non-performing assets ................   $1,559      $1,589
                                                        ======      ======

         Total as a percentage of total assets ......      .71%        .77%
                                                        ======      ======

Non-performing assets in the construction and land development category consist of four construction spec loans to four builders in the western and southwestern Michigan area. These loans, which are collateralized by single-family homes, require a loan-to-value ratio of 75%. The majority of these homes are substantially complete. Management believes that these loans are adequately collateralized. Accordingly, no specific reserves have been assigned to these loans at September 30, 1999. The allowance for loan losses totalled $555,000 or 60% of total non-performing loans at September 30, 1999. A reserve of $2,000 has been allocated to one specific second mortgage loan. During the three months ended September 30, 1999, there were no charge-offs. At September 30, 1999, $120.9 million or 70.7% of the Bank's total loan portfolio was collateralized by first liens on one-to four-family residences, and the net loan portfolio amounted to 72.7% of total assets.

RESULTS OF OPERATIONS

NET INCOME. Net income increased by $207,000 in the quarter ended September 30, 1999 to $214,000. The increase was primarily due to growth in net interest income and the absence of losses on the sales of securities. See the following sections for additional information.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NET INTEREST INCOME. Net interest income increased by $272,000 or 21.3% in the quarter ended September 30, 1999 over the comparable 1998 period. Net interest income increased due to higher average loans outstanding by $28.0 million or 21.9% resulting from strong growth in residential balloon mortgages and commercial mortgages. The Bank's interest rate spread also increased from 2.35% September 30, 1998 to 2.65% in the quarter ended September 30, 1999. The increased interest rate spread is due to a decline in the Bank's average cost of funds from 5.16% as of September 30, 1998 to 4.73% in the quarter ended September 30, 1999, reflecting certificates of deposit and FHLB advances repricing to lower rates as a result of the decline in the overall interest rate environment experienced during the previous year.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased by $48,000 or 178% in the three months ended September 30, 1999 over the comparable 1998 period. Management has increased the provision for loan losses over the past several quarters due primarily to the increase in commercial loans, both on a dollar basis and as a percentage of total loans requiring additional general reserves. In addition, management increased the general reserve assumptions utilized for construction and land development loans due to a recent increase in delinquencies of builder spec loans. The allowance for loan losses totalled approximately $555,000 or .32% of the total loan portfolio and 60% of non-performing loans at September 30, 1999.

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

OTHER INCOME. Total other income increased by $176,000 in the three months ended September 30, 1999 from the comparable prior period. The increase was primarily due to the absence of a $278,000 loss on sale of securities recognized in the September 30, 1998 quarter. This amount was partially offset by a decrease in gain on sale of loans by $103,000 or 64.8% due to the lower mortgage loan sales volume resulting from the recent rise in mortgage interest rates.

OTHER EXPENSES. Total other expenses increased by $82,000 or 6.9% in the quarter ended September 30, 1999 over the comparable 1998 period. The increase was primarily due to higher professional fees by $100,000 or 175.4% primarily attributable to legal costs associated with defending a class action lawsuit filed on July 17, 1998 by a Bank West borrower. The Bank is a defendant under two legal proceedings alleging the unauthorized practice of law and various violations of law. Management intends to continue to contest these cases vigorously. Based on a review of current facts and circumstances, management is unable to determine the amount of loss, if any, that is possible (See Part II, Item 1 for additional information).

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The other categories of miscellaneous and other expenses did not significantly change in the quarter ended September 30, 1999 when compared to the September 30, 1998 quarter.

FEDERAL INCOME TAX EXPENSE. Federal income tax expense increased by $111,000 in the three months ended September 30, 1999 over the comparable 1998 period due to higher pre-tax income levels.

LIQUIDITY AND CAPITAL RESOURCES

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

The Bank routinely borrows FHLB advances when overnight deposits are drawn to low levels. These borrowings are made pursuant to the blanket collateral agreement with the FHLB. At September 30, 1999, the Bank has approximately $13 million of excess borrowing capacity based on eligible collateral under the blanket collateral agreement with the FHLB.

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

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Like most financial service providers, we may be significantly affected by the Year 2000 issue due to our dependence on technology and date-sensitive data. Computer software, hardware and other equipment, both within and outside the Bank's direct control, and third parties with whom the Bank electronically or operationally interfaces are likely to be affected. If computer systems are not modified in order to be able to identify the Year 2000, many computer applications could fail or create erroneous results. In this event, calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated.

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

         RENOVATION PHASE. The Bank completed its upgrade of in-house hardware and software that is mission critical by June 30, 1999. The Bank's core data processing software is provided by Fiserv Milwaukee, Inc. ("Fiserv"), an outside vendor. Fiserv represents that they are fully compliant.

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

         IMPLEMENTATION PHASE. Additional testing was conducted during the first quarter of calendar 1999, and the Bank completed the implementation phase by June 30, 1999.

         CONTINGENCY PLANNING. The Bank has adopted a contingency plan in the event that one or more of its internal and external computer systems fail to operate on or after January 1, 2000. In a worst case scenario, the Bank would need to post accounts and general ledger entries manually. This system is in the process of being set up. Testing of the Bank's business resumption plan was completed by June 30, 1999.

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

         In the event any of our local utility companies were unable to provide electricity or other needed services, our operations would be disrupted. Our electricity provider has represented that they are Year 2000 compliant; however, the Bank is unable to provide any assurances as to the Year 2000 readiness of the electricity provider or other utility companies.

         We believe we have taken appropriate steps with respect to matters that are within our control in order to become ready for the Year 2000 in a timely manner. Based on the steps taken to date, including testing and other documentation, management believes that issues related to Year 2000 will not have a material adverse effect on the Company's liquidity, capital resources or consolidated results of operations. However, we are unable to provide any assurances that we have foreseen all problems that may develop on or after January 1, 2000 or that we have taken all actions that may be considered necessary in hindsight. In addition, the readiness of all third parties, including customers and suppliers, is inherently uncertain and cannot be guaranteed by us. While our outside service providers have shared with us their testing results, none of the service providers have provided us with enforceable assurances.

         COSTS. To-date, the Bank has incurred approximately $150,000 in Year 2000-related costs. These costs covered the replacement of depreciable assets, primarily personal computers and consulting costs. In addition, the Bank recognized an $83,000 loss on disposal of non-compliant hardware and software.

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

         For new commercial loans, the Bank requires the borrower to represent that it expects to become Year 2000 compliant in a timely manner and that it will promptly notify the Bank if the borrower or any of its material vendors or suppliers will not achieve compliance timely. The Bank believes these representations will assist management in monitoring the status of new commercial borrowers.

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                        Quarter Ended September 30, 1999

PART II - OTHER INFORMATION

Item 1 -          Legal Proceedings:

                  Bank West is a defendant under two legal proceedings pending in Kent County Circuit Court: Cowles v. Bank West and Newton v. Bank West. Cowles' original complaint was filed on July 17, 1998 and was premised upon a claim that the Bank was engaged in the unauthorized practice of law because it charged residential mortgagors a $250 document preparation fee and that the Bank also violated the Michigan Consumer Protection Act. The complaint contained additional claims, largely dependent upon the foregoing allegations. Plaintiff later filed amendments, alleging claims under the Federal Truth in Lending Act. Judge Johnston dismissed on August 30, 1999 the claim for unauthorized practice of law and the claim under the Michigan Consumer Protection Act. He earlier had dismissed one of the Truth in Lending Act claims. There currently remains in the case a claim for violation of the Truth in Lending Act, and claims for unjust enrichment and innocent and negligent misrepresentation. On September 9, 1999, plaintiff filed a motion to file yet a third amended complaint, trying to conform the allegations concerning the remaining claims to Judge Johnston's August 30, 1999 opinion. An order was entered by Judge Johnston denying the motion on September 24, 1999.

                  The case of Newton v. Bank West, filed on August 12, 1999 in Kent County Circuit Court by the same attorneys who represent the plaintiff in Cowles, also is based upon Bank West=s charging of a document preparation fee and contains claims for the unauthorized practice of law and violation of the Michigan Consumer Protection Act. Newton also is pending before Judge Johnston and if the judge follows his reasoning in Cowles, those claims should be dismissed. Newton also contains claims for unjust enrichment and negligent and innocent misrepresentation and replevin. These latter claims have not yet been sought to be amended to conform to Judge Johnston=s August 30, 1999 rulings in Cowles.

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

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                        Quarter Ended September 30, 1999

Item 3 -          Defaults Upon Senior Securities:
                  There are no matters required to be reported under this item.

Item 4 -          Submission of Matters to a Vote of Security-Holders:

                  At the Annual Meeting of Stockholders held on October 27, 1999, the stockholders of the Company approved each of the proposals as set forth below. The number of shares present at the Annual Meeting in person or by proxy was 2,021,101. The matters voted upon together with the applicable voting results were as follows:

                                                    FOR             WITHHOLD
                                                    ---             --------

                  1. Election of Directors

                        Jacob Haisma            1,944,271              76,830
                        Richard L. Bishop       1,950,104              70,997
                        Thomas D. DeYoung       1,946,007              75,094

                                                        FOR     AGAINST  ABSTAIN
                                                        ---     -------  -------

                  2.  Ratification of appointment of
                      Crowe, Chizek and Company
                      as independent auditors.        2,001,323   9,725   10,053

Item 5 -          Other Information:
                  There are no matters required to be reported under this item.

Item 6 -          Exhibits and Reports on Form 8-K:
                  (a) Exhibits: The following exhibit is filed herewith:

                      EXHIBIT NO.                   DESCRIPTION
                      -----------                   -----------

                           27.1                     Financial Data Schedule

                  (b) Reports on Form 8-K:

                      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK WEST FINANCIAL CORPORATION

                                   Registrant

DATE:     NOVEMBER 12, 1999        /s/RONALD A. VAN HOUTEN
          -----------------        -----------------------
                                   Ronald A. Van Houten
                                   Chief Executive Officer
                                   (Duly Authorized Officer)

DATE:    NOVEMBER 12, 1999         /s/KEVIN A. TWARDY
         -----------------         ------------------
                                   Kevin A. Twardy, Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)