Form 10-Q
period 1999-12-31
BANK WEST FINANCIAL CORP
filed 2000-01-31
CIK 934598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________  TO _____________

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

Shares of common stock, par value $.01 per share, outstanding as of January 28, 2000: 2,521,059.

                         BANK WEST FINANCIAL CORPORATION
                                    FORM 10-Q
                         Quarter Ended December 31, 1999

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

ITEM 1 - Financial Statements

           Consolidated Balance Sheets -
                  December 31, 1999 (unaudited) and June 30, 1999

           Consolidated Statements of Income (unaudited) -
                  For The Three and Six Months Ended December 31, 1999 and 1998

           Consolidated Statements of Comprehensive Income (unaudited) -
                  For The Six Months Ended December 31, 1999 and 1998

           Consolidated Statements of Cash Flows (unaudited) -
                  For The Six Months Ended December 31, 1999 and 1998

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

ITEM 3 - Defaults upon Senior Securities

ITEM 4 - Submission of Matters to a Vote of Security Holders

ITEM 5 - Other Information

ITEM 6 - Exhibits and Reports on Form 8-K

SIGNATURES

                         BANK WEST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,       June 30,
                                                                  1999             1999
                                                              -------------    -------------
                                                               (Unaudited)
ASSETS
    Cash and due from banks ...............................   $   2,824,049    $   1,527,481
    Interest-bearing deposits .............................         630,752        7,578,387
                                                              -------------    -------------
          Total cash and cash equivalents .................       3,454,801        9,105,868

    Securities available for sale (Note 5) ................      44,743,218       42,272,306
    Loans held for sale  (Note 6) .........................         629,041        2,380,576
    Loans, net (Note 7) ...................................     179,015,546      145,205,691
    Federal Home Loan Bank stock ..........................       3,850,000        2,700,000
    Premises and equipment ................................       3,634,583        3,000,951
    Accrued interest receivable ...........................       1,271,893        1,019,165
    Mortgage servicing rights .............................         234,769          232,561
    Real estate owned .....................................         750,016          309,826
    Other assets ..........................................         360,430          442,257
                                                              -------------    -------------


         Total assets .....................................   $ 237,944,297    $ 206,669,201
                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Deposits ..............................................   $ 138,026,752    $ 132,401,205
    Federal Home Loan Bank borrowings .....................      75,242,348       50,000,000
    Federal Funds Purchased ...............................       2,000,000             --
    Accrued interest payable ..............................         334,041          292,289
    Advance payments by borrowers
       for taxes and insurance ............................         174,965          509,218
    Other liabilities .....................................         394,041          914,358
                                                              -------------    -------------
           Total liabilities ..............................     216,172,147      184,117,070
                                                              -------------    -------------

    Stockholders' Equity:
    Common stock, $.01 par value; 10,000,000 shares
       authorized; 2,521,059 issued at December 31, 1999
       and 2,597,729 at June 30, 1999 .....................          25,211           25,978
    Additional paid-in-capital ............................      10,629,171       11,328,830
    Retained earnings, substantially restricted ...........      12,670,334       12,517,215
    Net unrealized loss on securities available for
       sale, net of tax benefit of $403,091 at December 31,
       1999 and tax benefit of $211,018 at June 30, 1999 ..        (782,471)        (409,623)
    Unallocated ESOP shares (Note 3) ......................        (680,448)        (745,248)
    Unearned Management Recognition Plan shares (Note 4) ..         (89,647)        (165,021)
                                                              -------------    -------------
           Total stockholders' equity .....................      21,772,150       22,552,131
                                                              -------------    -------------

           Total liabilities and stockholders' equity .....   $ 237,944,297    $ 206,669,201
                                                              =============    =============

          See accompanying notes to consoldiated financial statements.

                                                   BANK WEST FINANCIAL CORPORATION
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)

                                                                      Three Months Ended                    Six Months Ended
                                                                          December 31,                         December 31,
                                                                     1999              1998              1999              1998
                                                                 -----------       -----------        -----------       -----------
Interest and dividend income
        Loans ............................................       $ 3,278,668       $ 2,661,927        $ 6,272,976       $ 5,254,972
        Securities .......................................           756,570           668,567          1,460,675         1,301,501
        Other interest-bearing deposits ..................            41,872            46,463             75,163            89,584
        Dividends on FHLB stock ..........................            75,550            49,195            136,701            92,271
                                                                 -----------       -----------        -----------       -----------
                                                                   4,152,660         3,426,152          7,945,515         6,738,328
                                                                 -----------       -----------        -----------       -----------
Interest expense
        Deposits .........................................         1,522,476         1,490,137          2,976,703         2,989,827
        FHLB borrowings ..................................           993,930           623,044          1,782,354         1,157,641
        Federal Funds ....................................            14,238              --               14,238              --
                                                                 -----------       -----------        -----------       -----------
                                                                   2,530,644         2,113,181          4,773,295         4,147,468
                                                                 -----------       -----------        -----------       -----------
Net interest income ......................................         1,622,016         1,312,971          3,172,220         2,590,860

Provision for loan losses ................................            85,000            30,000            160,000            57,000
                                                                 -----------       -----------        -----------       -----------

Net interest income after provision
    for loan losses ......................................         1,537,016         1,282,971          3,012,220         2,533,860
                                                                 -----------       -----------        -----------       -----------

Other income
        Gain (loss) on sale of securities ................              --              (4,509)              --            (282,572)
        Gain on sale of loans ............................            17,648           236,119             73,410           395,184
        Fees and service charges .........................            87,601            60,715            162,764           134,550
                                                                 -----------       -----------        -----------       -----------
                                                                     105,249           292,325            236,174           247,162
                                                                 -----------       -----------        -----------       -----------
Other expenses
        Compensation and benefits ........................           759,443           710,131          1,493,420         1,439,662
        Professional fees ................................           107,930           223,777            264,928           280,269
        Federal Deposit Insurance ........................            18,954            17,014             37,118            34,517
        Occupancy ........................................            85,081            90,296            161,741           175,695
        Furniture, fixtures and equipment ................            56,370            48,349            110,605            91,206
        Data processing ..................................            63,564            64,357            123,455           127,887
        Advertising ......................................            31,545            27,335             45,351            53,737
        State taxes ......................................             7,000            22,500             20,000            40,000
        Miscellaneous ....................................           158,647           157,725            304,238           308,441
                                                                 -----------       -----------        -----------       -----------
                                                                   1,288,534         1,361,484          2,560,856         2,551,414
                                                                 -----------       -----------        -----------       -----------

Income before federal income tax expense .................           353,731           213,812            687,538           229,608

Federal income tax expense ...............................           125,300            79,250            245,300            88,210
                                                                 -----------       -----------        -----------       -----------

Net income ...............................................       $   228,431       $   134,562        $   442,238       $   141,398
                                                                 ===========       ===========        ===========       ===========

Earnings per share (Note 2) ..............................       $       .10       $       .06        $       .19       $       .06
                                                                 ===========       ===========        ===========       ===========
Earnings per share assuming dilution (Note 2) ............       $       .10       $       .06        $       .18       $       .06
                                                                 ===========       ===========        ===========       ===========
Dividends per share ......................................       $       .06       $       .06        $       .12       $       .12
                                                                 ===========       ===========        ===========       ===========


          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                             Six Months Ended
                                                               December 31,
                                                            1999         1998
                                                         ---------    ---------


Net Income ...........................................   $ 442,237    $ 141,398

Other comprehensive income, net of tax:

      Unrealized losses on securities available
                 for sale arising during the year ....    (372,848)    (236,329)
                                                         ---------    ---------

Comprehensive income .................................   $  69,389    ($ 94,931)
                                                         =========    =========



         See accompanying notes to consolidated fianancial statements.

                         BANK WEST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended
                                                                             December 31,
                                                                         1999            1998
                                                                     ------------    ------------
Cash flows from operating activities
        Net income ...............................................   $    442,237    $    141,398
        Adjustments to reconcile net income to
        net cash from operating activities
             Origination and purchase of loans for sale ..........     (4,233,125)    (21,431,201)
             Proceeds from sale of mortgage loans ................      6,058,070      23,112,395
             Net (gain) loss on sales of:
                Loans ............................................        (73,410)       (395,184)
                Securities .......................................           --           282,572
                Real estate owned ................................           --             2,501
             Depreciation ........................................        131,391         123,405
             Amortization of premiums, net .......................         20,785         156,647
             ESOP expense ........................................        102,516         118,843
             MRP expense .........................................         65,000          76,200
             Provision for loan losses ...........................        160,000          57,000
             Change in:
                Deferred loan fees ...............................       (119,988)        (52,312)
                Other assets .....................................        (68,332)        (32,750)
                Other liabilities ................................       (745,456)        (49,716)
                                                                     ------------    ------------
                      Net cash from operating activities .........      1,739,688       2,109,798
                                                                     ------------    ------------

Cash flows from investing activities
        Purchases of securities available for sale ...............     (4,566,675)    (21,087,786)
        Purchases of securities held to maturity .................           --        (2,074,375)
        Proceeds from sale of securities .........................         40,000      10,691,302
        Proceeds from maturities, calls and principal
            payments of securities available for sale ............      1,470,251       7,678,015
        Loan originations, net of repayments .....................    (29,186,772)    (10,168,219)
        Loans purchased for portfolio ............................     (5,083,352)     (3,825,400)
        Purchase of FHLB stock ...................................     (1,150,000)       (550,000)
        Proceeds from sale of real estate owned ..................           --           189,579
        Property and equipment expenditures ......................       (765,217)        (88,755)
                                                                     ------------    ------------
                      Net cash from (used in) investing activities    (39,241,765)    (19,235,639)
                                                                     ------------    ------------

Cash flows from financing activities
        Proceeds from FHLB borrowings ............................     37,242,348      22,121,053
        Repayment of FHLB borrowings .............................    (12,000,000)     (8,000,000)
        Proceeds from Federal Funds borrowings ...................      2,000,000            --
        Increase in deposits .....................................      5,625,547       6,439,178
        Repurchase of common stock ...............................       (751,937)           --
        Exercise of stock options ................................         24,170            --
        Dividends paid on common stock ...........................       (289,118)       (292,143)
                                                                     ------------    ------------
                      Net cash from financing activities .........     31,851,010      20,268,088
                                                                     ------------    ------------

          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                           Six Months Ended
                                                             December 31,
                                                          1999           1998
                                                      -----------    -----------
Net change in cash and cash equivalents ...........    (5,651,067)     3,142,247

Cash and cash equivalents at beginning of period ..     9,105,868      4,205,539
                                                      -----------    -----------

Cash and cash equivalents at end of period ........   $ 3,454,801    $ 7,347,786
                                                      ===========    ===========



Supplemental disclosures of cash flow information
        Cash paid during the period for:
               Interest                                $4,731,543     $4,166,722
               Income taxes                               100,000        150,000



          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Three and Six Months Ended December 31, 1999
                                   (Unaudited)


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

The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the year ending June 30, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended June 30, 1999, included in the Company's 1999 Annual Report.


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

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1999
                                   (Unaudited)

NOTE 2 - EARNINGS PER SHARE (Continued)

A reconciliation of the numerators and denominators of Earnings Per Share and Earnings Per Share Assuming Dilution for the three and six months ended December 31, 1999 and 1998 is as follows:

                                                    Three Months Ended       Six Months Ended
                                                        December 31,            December 31,
                                                     1999         1998        1999         1998
                                                 ----------   ----------   ----------   ----------
Earnings Per Share
         Net Income ..........................   $  228,431   $  134,562   $  442,237   $  141,398
                                                 ==========   ==========   ==========   ==========

         Weighted average common shares
           outstanding .......................    2,335,717    2,401,196    2,362,867    2,398,159
                                                 ==========   ==========   ==========   ==========

         Earnings Per Share ..................   $      .10   $      .06   $      .19   $      .06
                                                 ==========   ==========   ==========   ==========

Earnings Per Share Assuming Dilution
         Net Income ..........................   $  228,431   $  134,562   $  442,237   $  141,398
                                                 ==========   ==========   ==========   ==========
         Weighted average common shares
           outstanding .......................    2,335,717    2,401,196    2,362,867    2,398,159
         Add: dilutive effects of assumed
           exercise of stock options
           and unvested MRP's
                  Stock options ..............       27,026       56,063       39,092       77,341
                  MRP shares .................        1,211        3,265          923       10,460
                                                 ----------   ----------   ----------   ----------

         Weighted average common and dilutive
           potential common shares outstanding    2,363,955    2,456,254    2,402,882    2,485,960
                                                 ==========   ==========   ==========   ==========

         Earnings Per Share Assuming Dilution    $      .09   $      .05   $      .18   $      .06
                                                 ==========   ==========   ==========   ==========

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

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1999
                                   (Unaudited)

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

To fund the ESOP, $1,296,048 was borrowed from the Company for the purpose of purchasing 243,009 shares of common stock at $5.33 per share. Principal and interest payments on the loan are due in quarterly installments, with the final payment of principal and accrued interest being due and payable at maturity, which is June 30, 2005. Interest is payable during the term of the loan at a fixed rate of 7.0%. The loan is collateralized by the shares of the Company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated among participants on the basis of total compensation, as defined. The unallocated ESOP shares are shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets. ESOP expense of $50,000 and $103,000 was recorded for the three and six months ended December 31, 1999.

NOTE 4 - STOCK BASED COMPENSATION PLANS

An employee and a directors' stock option plan (SOPs) and an officers' and a directors' management recognition plan (MRPs) were authorized by the shareholders at the October 25, 1995 annual meeting. The employee stock option plan and the officers' MRP are administered by a committee of non-employee directors of the Company, while grants under the directors' stock option plan and the directors' MRP are pursuant to formulas set forth in the plans. Total shares made available under the SOPs and MRPs were 347,155 and 138,862, respectively. The Committee has awarded under the SOPs options to purchase 317,503 shares of common stock at exercise prices between $6.625 and $13.25 per share, which represent the average of the high and low sales prices of the Company's stock on the dates of the awards. Both the option shares and grant prices have been adjusted for the three-for-two stock split in December 1997. At December 31, 1999, there were 29,652 option shares reserved for future grants. As of December 31, 1999, 24,430 options have been exercised. No compensation expense was recognized in connection with the issuance of the options. Management has concluded that the Company will not adopt the accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting. Accordingly, SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.

During 1995, the Company repurchased 4% of its then outstanding shares and placed them in a trust for the exclusive use of the MRPs. The Committee has awarded 59,099 shares of common stock under the officers' MRP and 41,657 shares of common stock under the directors' MRP, net of forfeitures. MRP awards vest in five equal annual installments, with the first award vesting on October 25, 1996. Compensation expense for the MRPs is recognized on a pro-rata basis over the vesting period of the awards. During the three and six months ended December 31, 1999, $37,000 and $65,000 was charged to compensation expense for the MRPs, which includes a $10,000 accrual related to the accelerated vesting of 1,310 MRP shares due to the death of Chairman of the Board George A. Jackoboice in November 1999. The unearned compensation value of the MRPs is shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1999
                                   (Unaudited)

NOTE 5 - SECURITIES

The amortized cost and estimated fair values of securities at December 31, 1999 and June 30, 1999 are as follows:

Available for Sale
                                                              Gross           Gross
                                          Amortized        Unrealized      Unrealized          Fair
                                             Cost             Gains           Losses           Value
                                         -----------      -----------      -----------      -----------
December 31, 1999 (unaudited)

U.S. agencies .....................      $10,909,050      $      --        $   252,487      $10,656,563
Equity securities .................          522,139             --             97,987          424,152
Corporate bonds ...................        6,267,526             --             74,713        6,192,813
Municipal bonds ...................        4,233,460            2,763           90,301        4,145,922
Mortgage-backed securities ........        3,397,153             --            164,280        3,232,873
Collateralized mortgage obligations       20,599,449           16,419          524,973       20,090,895
                                         -----------      -----------      -----------      -----------
                                         $45,928,777      $    19,182      $ 1,204,741      $44,743,218
                                         ===========      ===========      ===========      ===========

June 30, 1999

U.S. agencies .....................      $10,898,521      $     5,382      $   130,128      $10,773,775
Equity securities .................           62,140             --              2,215           59,925
Corporate bonds ...................        3,285,678              570            7,723        3,278,525
Taxable municipal bonds ...........        3,659,131             --             37,463        3,621,668
Mortgage-backed securities ........        3,501,610             --             94,083        3,407,527
Collateralized mortgage obligations       21,485,867           40,689          395,670       21,130,886
                                         -----------      -----------      -----------      -----------
                                         $42,892,947      $    46,641      $   667,282      $42,272,306
                                         ===========      ===========      ===========      ===========

During September of 1998, equity securities were written-down by $401,000 relating to what management perceived to be an other-than-temporary decline in the market value of these investments resulting from the downturn in the U.S. stock market, especially in small cap stocks.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1999
                                   (Unaudited)

NOTE 6 - SECONDARY MARKET MORTGAGE ACTIVITIES

The following summarizes the Company's secondary market mortgage activities, which consist solely of one- to four-family real estate loans:

                                                         Six Months Ended
                                                            December 31,
                                                      1999             1998
                                                  ------------     ------------
Loans held for sale - beginning of period ....    $  2,380,576     $  8,156,572
Activity during the periods:
Loans originated and purchased for resale ....       4,233,125       21,431,201
Proceeds from sale of loans originated
  and purchased for resale ...................      (6,058,070)     (23,112,395)
Gain on sale of loans ........................          73,410          395,184
                                                  ------------     ------------
Loans held for sale - end of period ..........    $    629,041     $  6,870,562
                                                  ============     ============

The unpaid principal balance of mortgage loans serviced for others amounted to $26.2 million and $27.2 million at December 31, 1999 and June 30, 1999, respectively. Custodial escrow balances maintained in connection with the foregoing loans serviced for others were approximately $63,000 and $174,000 at December 31, 1999 and June 30, 1999, respectively.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 1999
                                   (Unaudited)

NOTE 7 - LOANS

Loans are classified as follows:

                                                        December 31,       June 30,
                                                            1999             1999
                                                       -------------    -------------
Real estate loans:
         One-to four-family residential - fixed rate   $  15,305,765    $  14,559,680
         One-to four-family residential - balloon ..      63,332,288       51,842,742
         One-to four-family residential - adjustable      17,932,336       18,833,825
         Construction and land development .........      32,200,771       26,585,310
         Commercial mortgages ......................      22,541,036       15,457,293
         Home equity lines of credit ...............      11,680,569       10,512,823
         Second mortgages ..........................      13,582,658       10,820,377
                                                       -------------    -------------
              Total mortgage loans .................     176,575,423      148,612,050
Consumer loans .....................................       1,849,685        1,849,363
Commercial non-mortgage ............................       9,563,593        3,823,834
                                                       -------------    -------------
              Total ................................     187,988,701      154,285,247
Less:
         Loans in process ..........................       8,859,191        9,001,424
         Deferred fees and costs ...................        (522,131)        (402,135)
         Allowance for loan losses .................         636,095          480,267
                                                       -------------    -------------
                                                       $ 179,015,546    $ 145,205,691
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

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of Bank West Financial Corporation and its wholly owned subsidiary, Bank West, at December 31, 1999 and June 30, 1999 and the consolidated results of operations for the three and six months ended December 31, 1999 with the same period in 1998. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

During the quarter ended December 31, 1999, Vice Chairman Robert J. Stephan was appointed Chairman of the Board, replacing the late George A. Jackoboice who passed away in November.

The Bank experienced no Year 2000-related problems with its internal systems or external vendors. In addition, management is not aware of any Year 2000-related negative impact on any of its loan customers.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



FINANCIAL CONDITION

Total assets increased by $31.2 million or 15.1% from $206.7 million at June 30, 1999 to $237.9 million at December 31, 1999. The increase in total assets was primarily attributable to an increase in total loans by $33.8 million or 23.3%. Total loans increased as greater emphasis was placed on originating one- to four-family balloon mortgages, construction and land development loans and commercial mortgages. Management expects continued growth in these types of portfolio lending activities which is expected to significantly improve the Bank's net interest income. The strategic realignment that occurred during March of 1999 with the appointment of the Bank's President and Chief Executive Officer and the establishment of a Commercial Lending Division brought to Bank West experienced commercial lenders. The Bank's loan growth during the past two quarters is indicative of the loan mix and growth expected over the next several quarters.

The Bank's mortgage banking activities consist of selling newly originated and purchased loans into the secondary market. The dollar amount of loans originated and purchased for resale in the three months ended December 31, 1999 decreased by $12.3 million or 88.5% to $1.6 million from $13.9 million. The decrease in loan originations and purchases for resale is primarily due to the recent increase in overall market interest rates. The Bank has taken steps to reduce overhead expenses in the mortgage banking area by consolidating functions and by re-assigning certain personnel to other departments within the Bank. Mortgage loans originated and purchased for resale in the current quarter consisted primarily of 30-year fixed-rate loans. The Bank's recent strategy has been to sell 30-year fixed-rate loans and to portfolio residential balloon loans.

The Bank has increased its emphasis in adding residential balloon loans to its portfolio during the past twelve months. Residential balloon loans increased by $23.8 million or 60.3% during this time frame in an effort to offset the prepayments of adjustable-rate and longer-term fixed-rate residential mortgages that occurred over the past year. Also, the Bank increased both commercial mortgage and commercial non-mortgage loans by $13.3 million and $6.2 million, respectively. The Bank continues to increase its emphasis on commercial lending in an effort to improve earnings and diversify the loan portfolio.

Total securities decreased by $571,000 during the quarter to $44.7 million. The decrease was primarily related to the call of an agency security. Collateralized mortgage obligations ("CMO's") have decreased from $21.1 million at June 30, 1999 to $20.1 million at December 31, 1999. The majority of the Bank's CMO's have floating interest rates (prime rate or LIBOR index) and are collateralized by residential mortgages with a weighted average note rate of approximately 7.1%. The recent increase in overall market interest rates and the corresponding decrease in prepayment speeds has increased the yield on the CMO portfolio and has extended their average lives. The unrealized loss on collateralized mortgage obligations was $336,000, net of taxes which is included in the net unrealized loss on available for sale securities of $782,000 shown as a component of stockholders' equity. The recent increase in overall market interest rates caused the total unrealized loss in securities to increase from June 30, 1999.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total deposits increased by $5.6 million or 4.2% from June 30, 1999 to December 31, 1999, primarily due to an increase in commercial NOW accounts and money market deposits as well as from certificates of deposit. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Bank believes that its savings, NOW and demand accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be affected by market conditions.

When deposit growth does not match the growth of assets, other funding sources such as FHLB advances and Federal Funds are utilized. During the three months ended December 31, 1999, the Bank increased short-term FHLB advances by $5.7 million and purchased Federal Funds of $2 million since these types of borrowings had a lower interest cost than short-term broker-arranged certificates of deposit. At December 31, 1999, the Bank has broker-arranged certificates of deposit totaling $21.5 million.

Stockholders' equity decreased from $22.6 million at June 30, 1999 to $21.8 million at December 31, 1999. The decrease was primarily due to utilizing $752,000 to repurchase 80,000 shares of the Company's common stock, dividends paid of $289,000 and a change in the net unrealized loss on securities available for sale by $372,000 due to the recent rise in overall market interest rates. These amounts were partially offset by net income of $442,000 during the six months ended December 31, 1999.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The table below sets forth the amounts and categories of non-performing assets at December 31, 1999 and June 30, 1999:

                                                        December 31,     June 30,
                                                            1999          1999
                                                           ------        ------
                                                          (Dollars in Thousands)
Non-accrual loans
         One- to four-family .......................       $   54        $  207
         Construction and land development .........          641           930
         Commercial ................................          253          --
         Consumer ..................................            4           142
                                                           ------        ------
            Total ..................................          952         1,279

Foreclosed assets
         One- to four-family .......................          750           310
                                                           ------        ------

Total non-performing assets ........................       $1,702        $1,589
                                                           ======        ======

Total as a percentage of total assets ..............          .72%          .77%
                                                           ======        ======

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-performing assets in the construction and land development category consist of five construction spec loans to five builders in the western and southwestern Michigan area. These loans, which are collateralized by single-family homes, require a loan-to-value ratio of 75%. The majority of these homes are substantially complete. Management believes that these loans are adequately collateralized. Therefore, only general reserve versus specific reserves have been assigned to these loans at December 31, 1999. The allowance for loan losses totalled $636,000 or 67% of total non-performing loans at December 31, 1999. A specific reserve totaling $5,500 has been allocated to two loans. During the three months ended December 31, 1999, charge-offs totaled $4,172. The growth in one- to four-family foreclosed assets relates to taking the deed to the underlying properties which collateralized builder spec loans. At December 31, 1999, $128.8 million or 68.5% of the Bank's total loan portfolio was collateralized by first liens on one-to four-family residences, and the net loan portfolio amounted to 75.2% of total assets.

RESULTS OF OPERATIONS

Net Income. Net income increased by $94,000 in the quarter ended December 31, 1999 and increased by $301,000 in the six months ended December 31, 1999. The increases were primarily due to growth in net interest income and lower professional fees. See the following sections for additional information.

Net Interest Income. Net interest income increased by $309,000 or 23.5% in the quarter ended December 31, 1999 over the comparable 1998 period. Net interest income increased due to higher average loans outstanding by $40.6 million or 31.1% resulting from strong growth in residential balloon mortgages and commercial loans. The Bank's interest rate spread also increased from 2.29% for the quarter ended December 31, 1998 to 2.62% for the quarter ended December 31, 1999. The increased interest rate spread is primarily due to an increase in the yield on interest-earning assets to 7.48% from 7.24%, reflecting the upward repricing of adjustable rate securities and loans as well as the higher yield on loans added to portfolio in the present higher interest rate environment. In addition, the Bank's average cost of funds decreased from 4.95% to 4.86%. The decrease is primarily due to growth in the Bank's savings and checking account balances. However, management expects the Bank's average cost of funds to increase in the upcoming months due to the anticipated need for additional wholesale borrowings to fund anticipated loan growth.

Net interest income increased by $581,000 or 22.4% in the six months ended December 31, 1999 over the comparable 1998 period. Net interest income increased primarily due to a higher average balance of loans outstanding by $36.6 million or 28.9%. In addition, the Bank's interest spread increased to 2.64% from 2.36% primarily due to a decrease in the Bank's average cost of funds to 4.79% from 5.05%. The decreased cost is primarily due to growth in the Bank's savings and checking account balances. However, management expects the Bank's average cost of funds to increase in the upcoming months due to the anticipated need for additional wholesale borrowings to fund anticipated loan growth.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Loan Losses. The provision for loan losses increased by $55,000 or 183% and by $103,000 or 181% in the three and six months ended December 31, 1999, respectively over the comparable 1998 periods. Management has increased the provision for loan losses due primarily to the increase in commercial loans, both on a dollar basis and as a percentage of total loans requiring additional general reserves. In addition, management increased the general reserve assumptions utilized for construction and land development loans due to a recent increase in delinquencies of builder spec loans. The allowance for loan losses totalled approximately $636,000 or .34% of the total loan portfolio and 67% of non-performing loans at December 31, 1999.

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

Other Income. Total other income decreased by $187,000 in the three months ended December 31, 1999 from the comparable prior period. The decrease was primarily due to lower mortgage banking related gain on sale of loans by $218,000 or 92.4% due to significantly lower mortgage loan sales volume resulting from the recent rise in mortgage interest rates.

For the six months ended December 31, 1999, other income decreased by $11,000 or 4.5% due to lower mortgage banking related gain on sale of loans by $322,000 or 81.5%, largely offset by the absence of losses on sale of securities by $283,000 relating to a write-down of equity securities during the 1998 period.

Other Expenses. Total other expenses decreased by $73,000 or 5.4% in the quarter ended December 31, 1999 over the comparable 1998 period. The increase was primarily due to lower professional fees by $116,000 or 51.8%, primarily attributable to lower legal costs associated with defending a class action lawsuit filed on July 17, 1998 by a Bank West borrower. The Bank is a defendant under two legal proceedings alleging the unauthorized practice of law and various violations of law. Management intends to continue to contest these cases vigorously. Based on a review of current facts and circumstances, management is unable to determine the amount of loss, if any, that is possible (See Part II, Item 1 for additional information). Compensation and benefits expense increased by $49,000 or 6.9% due to higher overall staff levels, which include personnel hired for the Bank's newly purchased Jenison branch and Caledonia loan production office.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the six months ended December 31, 1999, total other expenses increased by $10,000 or .4%. Compensation and benefits expense increased by $53,000 or 3.7% reflecting higher overall staff levels. This amount was partially offset by lower professional fees by $15,000 or 5.4%, primarily attributable to lower legal costs associated with defending a class action lawsuit filed on July 17, 1998 by a Bank West borrower. In addition, state taxes was lower by $20,000 or 50% reflecting tax savings strategies employed by the Bank.

The other categories of miscellaneous and other expenses did not materially change in the three and six months ended December 31, 1999 when compared to the December 31, 1998 periods.

Federal Income Tax Expense. Federal income tax expense increased by $46,000 and $157,000 in the three and six months ended December 31, 1999 over the comparable 1998 periods primarily due to higher pre-tax income levels.

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

The Bank routinely borrows FHLB advances when overnight deposits are drawn to low levels. These borrowings are made pursuant to a hybrid blanket collateral agreement with the FHLB. At December 31, 1999, the Bank has approximately $12 million of excess borrowing capacity based on eligible collateral under the hybrid blanket collateral agreement with the FHLB.

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

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                         Quarter Ended December 31, 1999

PART II - OTHER INFORMATION

Item 1 -          Legal Proceedings:

                  Bank West is a defendant in two class-action cases pending before Judge Johnston in Kent County Circuit Court: Cowles v. Bank West and Newton v. Bank West. Cowles' original complaint, filed on July 17, 1998, alleged claims under state common law and the Michigan Consumer Protection Act, all based on the theory that the Bank engaged in the unauthorized practice of law when it charged residential mortgage borrowers a $250 fee for the preparation of documents. Plaintiff later filed amendments, alleging claims under the federal Truth in Lending Act. The case was certified for class action in April, 1999. Shortly thereafter, Cowles' Truth in Lending Act claims were dismissed on statute of limitations grounds and Karen Paxon intervened in the suit as a named plaintiff and class representative for those claims. On August 30, 1999, the Court ruled that the Bank had not engaged in the unauthorized practice of law and that the Michigan Consumer Protection Act did not apply to plaintiffs' claims. An order dismissing all claims except the one remaining Truth in Lending Act claim was entered on January 10, 2000. On January 24, 2000, the Court dismissed the final claim on statute of limitations grounds (i.e. one year time frame). The Bank expects plaintiffs to appeal these rulings.

                  The case of Newton v. Bank West, filed on August 12, 1999 in Kent County Circuit court by the same attorneys who represent the plaintiff in the Cowles case, assert the same state law claims on behalf of borrowers who were excluded from the class in Cowles. The Bank has filed a motion for summary disposition, relying on its successful arguments in the Cowles case, and expects Judge Johnston to dismiss the claims as he did in Cowles.

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

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                         Quarter Ended December 31, 1999

PART II - OTHER INFORMATION (Continued)

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

Item 6 -          Exhibits and Reports on Form 8-K:
                  (a) Exhibits: The following exhibit is filed herewith:

                      Exhibit No.                   Description
                      -----------                   -----------
                         27.1                  Financial Data Schedule

                  (b) Reports on Form 8-K:

                      No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BANK WEST FINANCIAL CORPORATION
                                          Registrant


Date:     January 31, 2000                 /s/ Ronald A. Van Houten
        ----------------------            -------------------------
                                          Ronald A. Van Houten
                                          Chief Executive Officer
                                          (Duly Authorized Officer)



Date:     January 31, 2000                 /s/ Kevin A. Twardy
       -----------------------            --------------------
                                          Kevin A. Twardy, Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)