Form 10-Q
period 2000-03-31
BANK WEST FINANCIAL CORP
filed 2000-05-12
CIK 934598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        --------------     ----------------

                         Commission File Number 0-25666


                         BANK WEST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


           Michigan                                           38-3203447
----------------------------------                        ----------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)


            2185 Three Mile Road, N.W., Grand Rapids, Michigan 49544
            --------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (616) 785-3400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Shares of common stock, par value $.01 per share, outstanding as of May 12, 2000: 2,521,059.


                         BANK WEST FINANCIAL CORPORATION
                                    FORM 10-Q

                          Quarter Ended March 31, 2000

PART I - FINANCIAL INFORMATION

Interim Financial  Information required by Rule 10-01 of Regulation S-X and Item
303 of Regulation S-K is included in this Form 10-Q as referenced below:

ITEM 1 - Financial Statements                                                           Page
                                                                                        ----
         Consolidated Balance Sheets -
                March 31, 2000 (unaudited) and June 30, 1999 . . . . . . . . . . . . .    3

         Consolidated Statements of Income (unaudited) -
                For The Three and Nine Months Ended March 31, 2000 and 1999 . . .. . .    4

         Consolidated Statements of Comprehensive Income (unaudited) -
                For The Nine Months Ended March 31, 2000 and 1999 . .  . . . . . . . .    5

         Consolidated Statements of Cash Flows (unaudited) -
                For The Nine Months Ended March 31, 2000 and 1999. . . . . . . . . . .    6

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .     8
ITEM 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . .  . . . . . . . . . . . . . . . . . . . . .    14

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk
         Not  applicable  since  the  registrant  is a  small  business issuer.


                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

ITEM 2 - Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . .   21

ITEM 3 - Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . .   22

ITEM 4 - Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .   22

ITEM 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .    22

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23

                         BANK WEST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                           March 31,                 June 30,
                                                                             2000                      1999
                                                                      ------------------        ------------------
                                                                          (Unaudited)
ASSETS
    Cash and due from banks                                                  $3,721,199                $1,527,481
    Interest-bearing deposits                                                   206,572                 7,578,387
                                                                      ------------------        ------------------
          Total cash and cash equivalents                                     3,927,771                 9,105,868

    Securities available for sale (Note 5)                                   44,342,586                42,272,306
    Loans held for sale  (Note 6)                                               758,099                 2,380,576
    Loans, net (Note 7)                                                     196,214,906               145,205,691
    Federal Home Loan Bank stock                                              4,500,000                 2,700,000
    Premises and equipment                                                    3,723,142                 3,000,951
    Accrued interest receivable                                               1,430,488                 1,019,165
    Mortgage servicing rights                                                   234,161                   232,561
    Real estate owned                                                           462,587                   309,826
    Other assets                                                                531,775                   442,257
                                                                      ------------------        ------------------


         Total assets                                                      $256,125,515              $206,669,201
                                                                      ==================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Deposits                                                               $144,424,119              $132,401,205
    Federal Home Loan Bank borrowings                                        88,373,785                50,000,000
    Federal Funds Purchased                                                     500,000                 -
    Accrued interest payable                                                    402,319                   292,289
    Advance payments by borrowers
       for taxes and insurance                                                  369,904                   509,218
    Other liabilities                                                           313,029                   914,358
                                                                      ------------------        ------------------
           Total liabilities                                                234,383,156               184,117,070
                                                                      ------------------        ------------------

    Stockholders' Equity:
    Common stock, $.01 par value; 10,000,000 shares
       authorized; 2,521,059 issued at March 31, 2000
       and 2,597,729 at June 30, 1999                                            25,211                    25,978
    Additional paid-in-capital                                               10,641,574                11,328,830
    Retained earnings, substantially restricted                              12,829,177                12,517,215
    Accumulated other comprehensive income
       net of tax benefit of $537,256 at March 31,
       2000 and tax benefit of $211,018 at June 30, 1999                     (1,042,908)                 (409,623)
    Unallocated ESOP shares (Note 3)                                           (648,048)                 (745,248)
    Unearned Management Recognition Plan shares (Note 4)                        (62,647)                 (165,021)
                                                                      ------------------        ------------------
           Total stockholders' equity                                        21,742,359                22,552,131
                                                                      ------------------        ------------------

           Total liabilities and stockholders' equity                      $256,125,515              $206,669,201
                                                                      ==================        ==================

          See accompanying notes to consoldiated financial statements.


                         BANK WEST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months Ended                    Nine Months Ended
                                                                   March 31,                            March 31,
                                                              2000             1999              2000              1999
                                                       ---------------    -------------    ---------------    --------------
Interest and dividend income
        Loans                                              $3,702,601       $2,648,963         $9,975,577        $7,903,935
        Securities                                            772,296          716,217          2,232,971         2,017,718
        Other interest-bearing deposits                        18,713           51,772             93,876           141,356
        Dividends on FHLB stock                                83,345           53,019            220,046           145,290
                                                       ---------------    -------------    ---------------    --------------
                                                            4,576,955        3,469,971         12,522,470        10,208,299
                                                       ---------------    -------------    ---------------    --------------
Interest expense

        Deposits                                            1,665,537        1,453,406          4,642,240         4,443,233
        FHLB borrowings                                     1,174,347          647,546          2,956,701         1,805,187
        Federal Funds                                          18,433          -                   32,671           -
                                                       ---------------    -------------    ---------------    --------------
                                                            2,858,317        2,100,952          7,631,612         6,248,420
                                                       ---------------    -------------    ---------------    --------------
Net interest income                                         1,718,638        1,369,019          4,890,858         3,959,879

Provision for loan losses                                     120,000           80,000            280,000           137,000
                                                       ---------------    -------------    ---------------    --------------

Net interest income after provision
    for loan losses                                         1,598,638        1,289,019          4,610,858         3,822,879
                                                       ---------------    -------------    ---------------    --------------

Other income

        Loss on sale of securities                            (22,140)         (16,075)           (22,140)         (298,647)
        Gain on sale of loans                                  19,902          173,202             93,312           568,594
        Fees and service charges                              101,881          101,858            264,645           236,200
                                                       ---------------    -------------    ---------------    --------------
                                                               99,643          258,985            335,817           506,147
                                                       ---------------    -------------    ---------------    --------------
Other expenses

        Compensation and benefits                             719,111          879,620          2,212,531         2,319,282
        Professional fees                                      60,168          270,893            325,096           551,162
        Federal Deposit Insurance                               6,903           17,779             44,021            52,296
        Occupancy                                              95,540           77,853            257,281           253,548
        Furniture, fixtures and equipment                      59,793           47,947            170,398           139,153
        Loss on disposal of fixed assets                     -                  77,293           -                   77,293
        Data processing                                        70,005           66,886            193,460           194,773
        Advertising                                            53,713           15,781             99,064            69,518
        State taxes                                             5,000           12,954             25,000            52,954
        Miscellaneous                                         160,127          149,533            464,365           457,974
                                                       ---------------    -------------    ---------------    --------------
                                                            1,230,360        1,616,539          3,791,216         4,167,953
                                                       ---------------    -------------    ---------------    --------------

Income (loss) before federal income tax expense               467,921          (68,535)         1,155,459           161,073

Federal income tax expense (benefit)                          166,200          (30,210)           411,500            58,000
                                                       ---------------    -------------    ---------------    --------------

Net income (loss)                                            $301,721         ($38,325)          $743,959          $103,073
                                                       ===============    =============    ===============    ==============

Earnings (loss) per share (Note 2)                              $.13         $(.02)                 $.32          $.04
                                                       ===============    =============    ===============    ==============
Earnings (loss) per share assuming dilution (Note 2)            $.13         $(.02)                 $.31          $.04
                                                       ===============    =============    ===============    ==============
Dividends per share                                             $.06          $.06                  $.18          $.18
                                                       ===============    =============    ===============    ==============

          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                  Nine Months Ended
                                                                       March 31,
                                                               2000              1999
                                                          ---------------    -------------
Net Income                                                      $743,959         $103,073

Other comprehensive income, net of tax:

      Unrealized losses on securities available
                 for sale arising during the year               (633,285)        (239,822)
                                                          ---------------    -------------

Comprehensive income (loss)                                     $110,674        ($136,749)
                                                          ===============    =============


          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                    Nine Months Ended
                                                                                         March 31,
                                                                                2000                   1999
                                                                          ---------------        ---------------
Cash flows from operating activities
        Net income                                                              $743,959               $103,073
        Adjustments to reconcile net income to
        net cash from operating activities
             Origination and purchase of loans for sale                       (5,815,371)           (30,258,727)
             Proceeds from sale of mortgage loans                              7,531,160             35,360,475
             Net (gain) loss on sales of:
                Loans                                                            (93,312)              (568,594)
                Securities                                                        22,140                298,646
                Real estate owned                                                  4,260                  2,501
             Depreciation                                                        216,440                188,096
             Loss on disposal of fixed assets                                   -                        77,229
             Amortization of premiums, net                                        25,852                194,603
             ESOP expense                                                        147,318                173,518
             MRP expense                                                          92,000                 80,800
             Provision for loan losses                                           280,000                137,000
             Change in:
                Deferred loan fees                                              (142,304)              (127,860)
                Other assets                                                    (266,967)              (104,245)
                Other liabilities                                               (563,251)               316,292
                                                                          ---------------        ---------------
                      Net cash from operating activities                       2,181,924              5,872,807
                                                                          ---------------        ---------------
Cash flows from investing activities
        Purchases of securities available for sale                            (4,667,769)           (24,088,802)
        Purchases of securities held to maturity                                -                    (3,093,501)
        Proceeds from sale of securities                                          40,000             11,707,642
        Proceeds from maturities, calls and principal
            payments of securities available for sale                          1,550,171             10,490,054
        Loan originations, net of repayments                                 (35,332,073)           (11,031,938)
        Loans purchased for portfolio                                        (16,317,406)            (5,306,408)
        Purchase of FHLB stock                                                (1,800,000)              (600,000)
        Proceeds from sale of real estate owned                                  368,946                189,579
        Property and equipment expenditures                                     (938,825)              (110,725)
                                                                          ---------------        ---------------
                      Net cash from (used in) investing activities           (57,096,956)           (21,844,099)
                                                                          ---------------        ---------------

Cash flows from financing activities
        Proceeds from FHLB borrowings                                         84,373,785             29,160,378
        Repayment of FHLB borrowings                                         (46,000,000)           (18,000,000)
        Proceeds from Federal Funds borrowings                                   500,000               -
        Increase in deposits                                                  12,022,914              8,662,944
        Repurchase of common stock                                              (751,937)              (197,313)
        Exercise of stock options                                                 24,170                 13,250
        Dividends paid on common stock                                          (431,997)              (439,719)
                                                                          ---------------        ---------------
                      Net cash from financing activities                      49,736,935             19,199,540
                                                                          ---------------        ---------------

          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                        March 31,
                                                                               2000                   1999
                                                                          ---------------        ---------------
Net change in cash and cash equivalents                                       (5,178,097)             3,228,248

Cash and cash equivalents at beginning of period                               9,105,868              4,205,539
                                                                          ---------------        ---------------
Cash and cash equivalents at end of period                                    $3,927,771             $7,433,787
                                                                          ===============        ===============

Supplemental  disclosures of cash flow  information
         Cash paid during the period for:
               Interest                                                       $7,521,582             $6,159,976
               Income taxes                                                      427,000                196,000



          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Three and Nine Months Ended March 31, 2000

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

The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending June 30, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended June 30, 1999, included in the Company's 1999 Annual Report.

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

                         BANK WEST FINANCIAL CORPORATION

                   Three and Nine Months Ended March 31, 2000

                                   (Unaudited)

NOTE 2 - EARNINGS PER SHARE (Continued)

A reconciliation of the numerators and denominators of Earnings Per Share and Earnings Per Share Assuming Dilution for the three and nine months ended March 31, 2000 and 1999 is as follows:

                                                               Three Months Ended                  Nine Months Ended
                                                                    March 31,                            March 31,
                                                              2000            1999               2000               1999
                                                              ----            ----               ----               ----
Earnings Per Share
         Net income (loss)                              $     301,721        $  (38,325)       $  743,959        $  103,073
                                                        =============        ==========        ==========        ==========

         Weighted average common shares
           outstanding                                      2,346,752         2,403,691         2,360,802         2,397,779
                                                        =============        ==========        ==========        ==========

         Earnings Per Share                             $         .13        $     (.02)       $      .32        $      .04
                                                        =============        ==========        ==========        ==========

Earnings Per Share Assuming Dilution

         Net income (loss)                                   $301,721          $(38,325)       $  743,959        $  103,073
                                                           ==========         ==========       ==========        ==========
         Weighted average common shares
           outstanding                                      2,346,752         2,403,691         2,360,802         2,397,779
         Add: dilutive effects of assumed
           exercise of stock options
           and unvested MRP's

                  Stock options                                18,287                --            34,452            60,541
                  MRP shares                                      573                --               716             4,259
                                                        -------------        ----------        ----------        ----------

         Weighted average common and dilutive
           potential common shares outstanding              2,365,612         2,403,691         2,395,970         2,462,579
                                                        =============        ==========        ==========        ==========

         Earnings Per Share Assuming Dilution           $         .13        $     (.02)       $      .31        $      .04
                                                        =============        ==========        ==========        ==========


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

                         BANK WEST FINANCIAL CORPORATION

                   Three and Nine Months Ended March 31, 2000

                                   (Unaudited)

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

To fund the ESOP, $1,296,048 was borrowed from the Company for the purpose of purchasing 243,009 shares of common stock at $5.33 per share. Principal and interest payments on the loan are due in quarterly installments, with the final payment of principal and accrued interest being due and payable at maturity, which is June 30, 2005. Interest is payable during the term of the loan at a fixed rate of 7.0%. The loan is collateralized by the shares of the Company's common stock that were purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated among participants on the basis of total compensation, as defined. The unallocated ESOP shares are shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets. ESOP expense of $45,000 and $147,000 was recorded for the three and nine months ended March 31, 2000.

NOTE 4 - STOCK BASED COMPENSATION PLANS

The Company has  established  an employee  and a  directors'  stock  option plan
(SOPs) and an officers' and a directors' management recognition plan (MRPs). The employee stock option plan and the officers' MRP are administered by a committee of non-employee directors of the Company, while grants under the directors' stock option plan and the directors' MRP are pursuant to formulas set forth in the plans. Total shares made available under the SOPs and MRPs were 347,155 and 138,862, respectively. The Committee has awarded under the SOPs options to purchase 317,503 shares of common stock at exercise prices between $6.625 and $13.25 per share, which represent the average of the high and low sales prices of the Company's stock on the dates of the awards. Both the option shares and grant prices have been adjusted for the three-for-two stock split in December 1997. At March 31, 2000, there were 29,652 option shares reserved for future grants. As of March 31, 2000, 24,430 options have been exercised. No compensation expense was recognized in connection with the issuance of the options. Management has concluded that the Company will not adopt the accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting. Accordingly, SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.

The Committee has awarded 59,099 shares of common stock under the officers' MRP and 41,657 shares of common stock under the directors' MRP, net of forfeitures. MRP awards vest in five equal annual installments, with the first award vesting on October 25, 1996. Compensation expense for the MRPs is recognized on a pro-rata basis over the vesting period of the awards. During the three and nine months ended March 31, 2000, $27,000 and $92,000 was charged to compensation expense for the MRPs. The unearned compensation value of the MRPs is shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets.

                         BANK WEST FINANCIAL CORPORATION

                   Three and Nine Months Ended March 31, 2000

                                   (Unaudited)

NOTE 5 - SECURITIES

The amortized cost and estimated fair values of securities at March 31, 2000 and June 30, 1999 are as follows:

Available for Sale

                                                              Gross            Gross
                                          Amortized        Unrealized        Unrealized        Fair
                                             Cost             Gains            Losses          Value
                                             ----             -----            ------          -----
March 31, 2000 (unaudited)
U.S. agencies                            $10,914,396      $        --      $   351,584      $10,562,812
Corporate bonds                            6,764,837               --          246,400        6,518,437
Municipal bonds                            4,331,805            1,825          103,149        4,230,481
Mortgage-backed securities                 3,358,457              132          184,301        3,174,288
Collateralized mortgage obligations       20,553,252               --          696,684       19,856,568
                                         -----------      -----------      -----------      -----------
                                         $45,922,747      $     1,957      $ 1,582,118      $44,342,586
                                         ===========      ===========      ===========      ===========

June 30, 1999

U.S. agencies                            $10,898,521      $     5,382      $   130,128      $10,773,775
Equity securities                             62,140               --            2,215           59,925
Corporate bonds                            3,285,678              570            7,723        3,278,525
Municipal bonds                            3,659,131               --           37,463        3,621,668
Mortgage-backed securities                 3,501,610               --           94,083        3,407,527
Collateralized mortgage obligations       21,485,867           40,689          395,670       21,130,886
                                         -----------      -----------      -----------      -----------
                                         $42,892,947      $    46,641      $   667,282      $42,272,306
                                         ===========      ===========      ===========      ===========

During fiscal 1999, equity securities were written-down by $401,000 relating to what management perceived to be an other-than-temporary decline in the market value of these investments resulting from the downturn in the U.S. stock market, especially in small cap stocks.

                         BANK WEST FINANCIAL CORPORATION

                   Three and Nine Months Ended March 31, 2000

                                   (Unaudited)

NOTE 6 - SECONDARY MARKET MORTGAGE ACTIVITIES

The following summarizes the Company's secondary market mortgage activities, which consist solely of one- to four-family real estate loans:

                                                        Nine Months Ended
                                                            March 31,
                                                   2000                 1999
                                                   ----                 ----

Loans held for sale - beginning of period      $  2,380,576       $  8,156,572
Activity during the periods:
Loans originated and purchased for resale         5,815,371         30,258,727
Proceeds from sale of loans originated
  and purchased for resale                       (7,531,160)       (35,360,475)
Gain on sale of loans                                93,312            568,594
                                               ------------       ------------
Loans held for sale - end of period            $    758,099       $  3,623,418
                                               ============       ============

The unpaid principal balance of mortgage loans serviced for others amounted to $25.8 million and $27.2 million at March 31, 2000 and June 30, 1999, respectively. Custodial escrow balances maintained in connection with the foregoing loans serviced for others were approximately $117,000 and $174,000 at March 31, 2000 and June 30, 1999, respectively.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 2000
                                   (Unaudited)

NOTE 7 - LOANS

Loans are classified as follows:                               March 31,             June 30,
                                                                 2000                  1999
                                                                 ----                  ----
Real estate loans:
         One-to four-family residential - fixed rate        $  15,573,358         $  14,559,680
         One-to four-family residential - balloon              70,187,489            51,842,742
         One-to four-family residential - adjustable           18,057,100            18,833,825
         Construction and land development                     28,290,940            26,585,310
         Commercial mortgages                                  29,548,365            15,457,293
         Home equity lines of credit                           11,693,846            10,512,823
         Second mortgages                                      15,224,225            10,820,377
                                                            -------------         -------------
              Total mortgage loans                            188,575,323           148,612,050
Consumer loans                                                  2,224,307             1,849,363
Commercial non-mortgage                                        13,500,538             3,823,834
                                                            -------------         -------------
              Total                                           204,300,168           154,285,247
Less:
         Loans in process                                       7,874,105             9,001,424
         Deferred fees and costs                                 (544,439)             (402,135)
         Allowance for loan losses                                755,596               480,267
                                                            -------------         -------------
                                                            $ 196,214,906         $ 145,205,691


Provisions for losses on loans are charged to operations based on management's evaluation of probable losses in the portfolio. In addition to providing reserves on specific loans where a decline in value has been identified, general provisions for losses are established based upon the overall portfolio composition and general market conditions. In establishing both specific and general valuation allowances, management reviews individual loans, recent loss experience, current economic conditions, the overall balance and composition of the portfolio, and such other factors which, in management's judgment, deserve recognition in estimating possible losses. Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and borrower circumstances.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of Bank West Financial Corporation and its wholly owned subsidiary, Bank West, at March 31, 2000 and June 30, 1999 and the consolidated results of operations for the three and nine months ended March 31, 2000 with the same periods in 1999. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Bank West Financial Corporation is the holding company for Bank West, a state-chartered savings bank. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary Bank West. The Company's business consists primarily of attracting deposits from the general public and using such deposits, together with Federal Home Loan Bank
(FHLB) advances, to make loans for the purchase and construction of residential properties. The Company also originates commercial loans, home equity loans and various types of consumer loans.

FINANCIAL CONDITION

Total assets increased by $49.4 million or 23.9% from $206.7 million at June 30, 1999 to $256.1 million at March 31, 2000. The increase in total assets was primarily attributable to an increase in total loans by $51 million or 35.1%. Total loans increased as greater emphasis was placed on originating one- to four-family balloon mortgages and second mortgages as well as commercial loans. Management expects continued growth in these types of portfolio lending activities which is expected to significantly improve the Bank's net interest income. The strategic realignment that occurred during March of 1999 with the appointment of the Bank's President and Chief Executive Officer and the establishment of a Commercial Lending Division brought to Bank West experienced commercial lenders. The Bank's loan growth during the past few quarters is indicative of the loan mix and growth expected over the next several quarters.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Bank's mortgage banking activities consist of selling newly originated and purchased one- to four -family loans into the secondary market. The dollar amount of loans originated and purchased for resale in the nine months ended March 31, 2000 decreased by $24.5 million or 80.9% to $5.8 million from $30.3 million in the nine months ended March 31, 1999. The decrease in loan originations and purchases for resale is primarily due to the recent increase in overall market interest rates. The Bank has taken steps to reduce overhead expenses in the mortgage banking area by consolidating functions and by re-assigning certain personnel to other departments within the Bank. Mortgage loans originated and purchased for resale in the current quarter consisted primarily of 30-year fixed-rate loans. The Bank's recent strategy in the one- to four -family area has been to sell 30-year fixed-rate loans and to portfolio residential balloon loans.

The Bank has increased its emphasis in adding residential balloon loans to its portfolio. Typically, residential balloon loans have terms from five to ten years. Residential balloon loans increased by $18.4 million or 35.5% since June 30, 1999 in an effort to grow the Bank's residential loan portfolio without taking on the potential additional interest rate risk associated with 15 or 30-year fixed-rate loans.

The Bank has increased both its commercial mortgage and commercial non-mortgage loans by $14.0 million and $9.7 million, respectively since June 30, 1999. Management expects to continue its emphasis on commercial lending in an effort to improve the Bank's earnings and diversify its loan portfolio.

Securities available for sale increased by approximately $2.0 million since June 30, 1999 primarily due to the purchase of high quality corporate bonds. Collateralized mortgage obligations ("CMO's") have decreased from $21.1 million at June 30, 1999 to $19.9 million at March 31, 2000. The majority of the Bank's CMO's have floating interest rates (prime rate or LIBOR index) and are collateralized by residential mortgages with a weighted average note rate of approximately 7.1%. The recent increase in overall market interest rates and the corresponding decrease in prepayment speeds has increased the yield on the CMO portfolio and has extended their average lives. The unrealized loss on collateralized mortgage obligations was $460,000, net of taxes which is included in the net unrealized loss on available for sale securities of $1,042,000 shown as a component of stockholders' equity. The recent increase in overall market interest rates caused the total unrealized loss in securities to increase from June 30, 1999.

Cash and cash equivalents decreased by $5.2 million or 57.1% from June 30, 1999 to March 31, 2000, primarily due to utilizing excess liquidity to fund loan growth. See "Liquidity and Capital Resources" section for additional information on the Bank's liquidity.

Total deposits increased by $12.0 million or 9.1% from June 30, 1999 to March 31, 2000, primarily due to an increase in commercial NOW, money market deposit and certificate of deposit accounts. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Bank believes that its savings, NOW and demand accounts are relatively stable sources of deposits. However, the Bank's ability to attract and maintain certificates of deposit, and the

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

rates paid on these deposits, has been and will continue to be affected by market conditions.

When deposit growth does not match the growth of assets, other funding sources such as FHLB advances and Federal Funds are utilized. During the nine months ended March 31, 2000, the Bank increased FHLB advances by $38.4 million and purchased Federal Funds of $500,000 to fund the Bank's loan growth. At March 31, 2000, the Bank had approximately $1.4 million of excess borrowing capacity with the FHLB and $3.5 million of excess borrowing capacity of Federal Funds with a correspondent bank. The Bank's continued strong loan growth will require a greater dependence on using broker-arranged certificates of deposit if retail deposit growth does not match loan growth. At March 31, 2000, the Bank had broker-arranged certificates of deposit totaling $24.9 million.

Stockholders' equity decreased from $22.6 million at June 30, 1999 to $21.7 million at March 31, 2000. The decrease was primarily due to utilizing $752,000 to repurchase 80,000 shares of the Company's common stock, dividends paid of $432,000 and a change in the net unrealized loss on securities available for sale by $633,000 due to the recent rise in overall market interest rates. These amounts were partially offset by net income of $744,000 during the nine months ended March 31, 2000.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The table below sets forth the amounts and categories of non-performing assets at March 31, 2000 and June 30, 1999:
                                                 March 31,        June 30,
                                                   2000             1999
                                                   ----             ----
                                                   (Dollars in Thousands)
        Non-accrual loans

         One- to four-family                      $   75         $  207
         Construction and land development           569            930
         Commercial mortgage                         253             --
         Commercial non-mortgage                      26             --
         Consumer                                     --            142
                                                  ------         ------
            Total                                    923          1,279

        Foreclosed assets

         One- to four-family                         463            310
                                                  ------         ------

        Total non-performing assets               $1,386         $1,589
                                                  ======         ======

        Total as a percentage of total assets        .54%           .77%
                                                  ======         ======

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-performing loans in the construction and land development category at March 31, 2000 consist of four construction spec loans to five builders in the western and southwestern Michigan area. These loans, which are collateralized by single-family homes, require a loan-to-value ratio of 75% when underwritten. The majority of these homes are substantially complete. Management believes that these loans are adequately collateralized. Therefore, only general reserves versus specific reserves have been assigned to these loans at March 31, 2000.

Non-performing loans in the commercial mortgage category at March 31, 2000 consist of one loan. During April, management received a commitment letter from another financial institution to pay-off this loan. Accordingly, management expects this loan to be fully paid-off during May of 2000.

The allowance for loan losses totaled $756,000 or 81.9% of total non-performing loans at March 31, 2000. A specific reserve totaling $31,000 has been allocated to one home equity loan. During the nine months ended March 31, 2000, charge-offs totaled $4,671. The increase in one- to four- family foreclosed assets relates to taking the deed to the underlying properties that collateralize builder spec loans. At March 31, 2000, $132.1 million or 64.7% of the Bank's total loan portfolio was collateralized by first liens on one-to four-family residences, and the net loan portfolio amounted to 76.6% of total assets.

RESULTS OF OPERATIONS

Net Income. Net income increased by $340,000 in the quarter ended March 31, 2000 and increased by $641,000 in the nine months ended March 31, 2000. The increases were primarily due to growth in net interest income, lower professional fees and the absence of non-recurring charges incurred during the previous fiscal year. See the following sections for additional information.

Net Interest Income. Net interest income increased by $350,000 or 25.6% in the quarter ended March 31, 2000 over the comparable 1999 period. Net interest income increased due to higher average loans outstanding by $55.2 million or 41.2% resulting from strong growth in residential balloon mortgages and commercial loans. In addition, the Bank's interest spread increased from 2.34% for the quarter ended March 31, 1999 to 2.59% for the quarter ended March 31, 2000. The increase in interest spread was primarily due the strong loan portfolio growth, especially in higher yielding commercial loans. For the quarter ended March 31, 2000, the overall yield on interest-earning assets was 7.63% compared to 7.19% in the comparable prior period. The increased yield was partially offset by an increase in the Bank's average cost of funds from 4.85% in the quarter ended March 31, 1999 to 5.04% in the quarter ended March 31, 2000 reflecting the higher overall interest rate environment and the inverted U.S. Treasury yield curve. The increase in the Bank's cost of funds was also due to the greater use of FHLB borrowings and brokered certificates of deposit. Management expects the Bank's interest spread to decrease somewhat in the upcoming months due to the upward repricing of deposits and FHLB advances as well as the anticipated need for additional wholesale borrowings to fund anticipated loan growth.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net interest income increased by $931,000 or 23.5% in the nine months ended March 31, 2000 over the comparable 1999 period. Net interest income increased primarily due to a higher average balance of loans outstanding by $42.7 million or 33.0%. In addition, the Bank's interest spread increased from 2.32% for the nine months ended March 31, 1999 to 2.62% for the nine months ended March 31, 2000. The increase in interest spread was primarily due the strong loan portfolio growth, especially in higher yielding commercial loans. For the nine months ended March 31, 2000, the overall yield on interest-earning assets was 7.50% compared to 7.30% in the comparable prior period. Also, the Bank's average cost of funds decreased from 4.98% in the nine months ended March 31, 1999 to 4.88% in the nine months ended March 31, 2000 reflecting a lower overall interest rate environment in the early part of fiscal 2000.

Provision for Loan Losses. The provision for loan losses increased by $40,000 or 50.0% and by $143,000 or 104.4% in the three and nine months ended March 31, 2000, respectively, over the comparable 1999 periods. Management has increased the provision for loan losses due primarily to the increase in commercial loans, both on a dollar basis and as a percentage of total loans requiring additional general reserves. The allowance for loan losses totaled approximately $756,000 or .37% of the total loan portfolio and 81.9% of non-performing loans at March 31, 2000.

The Bank's management establishes allowances for loan losses. On a quarterly basis, management evaluates the loan portfolio and determines the amount that must be added. These allowances are charged against income in the year they are established. When establishing the appropriate levels for the provision and the allowance for loan losses, management considers a variety of factors, in addition to the fact that an inherent risk of loss always exists in the lending process. Consideration is also given to current economic conditions, the diversification of the loan portfolio, loan growth, historical loss experience, delinquency rates, the review of loans by loan review personnel, the individual borrower's financial and managerial strengths, and the adequacy of underlying collateral.

Other Income. Total other income decreased by $159,000 or 61.4% in the three months ended March 31, 2000 from the comparable prior period. The decrease was primarily due to lower mortgage banking related gain on sale of loans by $153,000 or 88.4%. The decrease is due to significantly lower mortgage loan sales volume resulting from the rise in mortgage interest rates and the Bank's shift in emphasis to portfolio residential balloon loans.

For the nine months ended March 31, 2000, other income decreased by $170,000 or 33.6% due to lower mortgage banking related gain on sale of loans by $475,000 or 83.6% resulting from the rise in mortgage interest rates and the Bank's shift in emphasis to portfolio residential balloon loans. This amount was largely offset by the absence of losses on sale of securities by $277,000 relating to a write-down of equity securities during the 1999 period.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Expenses. Total other expenses decreased by $387,000 or 23.9% in the quarter ended March 31, 2000 over the comparable 1999 period. Professional fees were lower by $211,000 or 77.9%, primarily due to lower legal costs associated with defending a class action lawsuit filed on July 17, 1998 by a Bank West borrower. This lawsuit was dismissed in March of 2000 during summary judgment hearings. See Part II, Item 1 for additional information. Compensation and benefits expense decreased by $161,000 or 18.3% due to a $225,000 contract settlement accrual related to the former President and Chief Executive Officer incurred during the March 31, 1999 quarter. This amount was partially offset by higher compensation and benefits expense incurred during the current quarter related to higher overall staff levels, which include personnel hired for the Bank's newly purchased Jenison branch and Caledonia loan production office. Also during the quarter ended March 31, 1999, the Bank incurred a $77,000 loss on disposal of non-Year 2000 compliant equipment and software that did not recur during the current quarter. Occupancy expense increased by $18,000 during the March 31, 2000 quarter when compared to the prior year's quarter due to the opening of the Jenison and Caledonia offices. Advertising expense was higher by $38,000 during the quarter due to advertising campaigns directed at commercial loan and deposit customers.

For the nine months ended March 31, 2000, total other expenses decreased by $377,000 or 9.0%. Professional fees were lower by $226,000 primarily due to lower legal costs associated with defending a class action lawsuit filed on July 17, 1998 by a Bank West borrower. This lawsuit was dismissed in March of 2000 during summary judgment hearings. See Part II, Item 1 for additional information. Compensation and benefits expense decreased by $107,000 or 4.6% due to a $225,000 contract settlement accrual related to the former President and Chief Executive Officer incurred during the March 31, 1999 quarter. This amount was partially offset by higher compensation and benefits expense incurred during the current quarter reflecting higher overall staff levels, which include personnel hired for the Bank's newly purchased Jenison branch and Caledonia loan production office. Also during the nine months ended March 31, 1999, the Bank incurred a $77,000 loss on disposal of non-Year 2000 compliant equipment and software that did not reoccur during the current nine month period. Advertising expense was higher by $29,000 during the nine months ended March 31, 2000 versus the comparable prior period due to advertising campaigns directed at commercial loan and deposit customers. State taxes were lower by $28,000 due to implemented state tax planning initiatives.

The other categories of miscellaneous and other expenses did not materially change in the three and nine months ended March 31, 2000 when compared to the March 31, 1999 periods.

Federal Income Tax Expense. Federal income tax expense increased by $196,000 and $354,000 in the three and nine months ended March 31, 2000 over the comparable 1999 periods primarily due to higher pre-tax income levels.

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

The Bank routinely borrows FHLB advances when overnight deposits are drawn to low levels. These borrowings are made pursuant to a hybrid blanket collateral agreement with the FHLB. At March 31, 2000, the Bank has approximately $1.4 million of excess borrowing capacity based on eligible collateral under the hybrid blanket collateral agreement with the FHLB. At March 31, 2000, the Bank had $3.5 million of excess borrowing capacity of Federal Funds with a correspondent bank. The Bank's continued strong loan growth will require a greater usage of broker-arranged certificates of deposit if retail deposit growth does not match loan growth. At March 31, 2000, the Bank had broker-arranged certificates of deposit totaling $24.9 million.

The Company (excluding the Bank) also has a need for, and sources of, liquidity. Dividends from the Bank and interest income and gains on investments are its primary sources. The Company also has modest operating costs and has paid a regular quarterly cash dividend.

Bank West is subject to three capital to asset requirements in accordance with banking regulations. At March 31, 2000, Bank West was categorized as well capitalized.

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                          Quarter Ended March 31, 2000

PART II - OTHER INFORMATION

Item 1 -          Legal Proceedings:

                  Bank West is a defendant in two class-action cases pending before Judge Johnston in Kent County Circuit Court: Cowles v. Bank West and Newton v. Bank West. Cowles' original complaint, filed on July 17, 1998, alleged claims under state common law and the Michigan Consumer Protection Act, all based on the theory that the Bank engaged in the unauthorized practice of law when it charged residential mortgage borrowers a $250 fee for the preparation of documents. Plaintiff later filed amendments, alleging claims under the federal Truth in Lending Act. The case was certified for class action in April of 1999. Shortly thereafter, Cowles' Truth in Lending Act claims were dismissed on statute of limitations grounds and Karen Paxon intervened in the suit as a named plaintiff and class representative for those claims. On August 30, 1999, the Court ruled that the Bank had not engaged in the unauthorized practice of law and that the Michigan Consumer Protection Act did not apply to plaintiffs' claims. An order dismissing all claims except the one remaining Truth in Lending Act claim was entered on January 10, 2000. On January 24, 2000, the Court ruled that the final claim should be dismissed on statute of limitations (i.e. one-year time frame). Plaintiffs subsequently moved to add new named plaintiffs whose Truth in Lending Act claims were not barred by the statute of limitations. On March 24, 2000, the court denied the motion to add new named plaintiffs and entered a final judgment in favor of Bank West on all claims. An appeal by plaintiffs is possible.

                  The case of Newton v. Bank West, filed on August 12, 1999 in Kent County Circuit court by the same attorneys who represent the plaintiff in the Cowles case, assert the same state law claims on behalf of borrowers who were excluded from the class in Cowles. The Bank has filed a motion for summary disposition, and the parties stipulated to submit the motion to the Court on the basis of the briefs filed in Cowles. On February 27, 2000, the Court entered an order granting summary disposition to Bank West. No appeal has been filed.

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

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                          Quarter Ended March 31, 2000

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

Item 6 -          Exhibits and Reports on Form 8-K:
                  (a) Exhibits: The following exhibit is filed herewith:
                      Exhibit No.                   Description

                           27.1                     Financial Data Schedule

                  (b) Reports on Form 8-K:

                      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK WEST FINANCIAL CORPORATION

                                       Registrant

Date:      May 12, 2000                    /s/ Ronald A. Van Houten
        ----------------------------       -------------------------
                                           Ronald A. Van Houten,
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)



Date:        May 12, 2000                  /s/ Kevin A. Twardy
         ---------------------------       -------------------
                                           Kevin A. Twardy, Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)