Form 10-K
period 2000-06-30
BANK WEST FINANCIAL CORP
filed 2000-09-28
CIK 934598

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED]

                    For the fiscal year ended June 30, 2000

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the transition period from __________ to _______________

                          Commission File No.: 0-25666

                         Bank West Financial Corporation
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Michigan                                38-3203447
          -----------------------------               ----------------
          (State or other jurisdiction                   (I.R.S. Employer
        of incorporation or organization)             Identification Number)

            2185 Three Mile Road N.W.
             Grand Rapids, Michigan                        49544
             ----------------------                    ------------
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

Based upon the $6.50 per share closing price of the Registrant's common stock as of September 25, 2000, the aggregate market value of the 1,835,882 shares of the Registrant's common stock deemed to be held by non-affiliates of the Registrant was $11.9 million. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 28, 2000: 2,521,059

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Listed below are the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) portions of the Annual Report to Stockholders for the year ended June 30, 2000 are incorporated into Part II, Items 5 through 8 of this Form 10-K; and (2) portions of the definitive proxy statement for the 2000 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

PART I.

Item 1.  Business.
------------------

General

                  Bank West Financial Corporation (the "Company") is a Michigan corporation organized in December 1994 by Bank West ("Bank West" or the "Bank") for the purpose of becoming a unitary holding company of the Bank. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Company's Employee Stock Ownership Plan (the "ESOP"), and $403,000 of securities available for sale at June 30, 2000. The business and management of the Company consists of the business and management of the Bank.

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

                  Bank West conducts business from five offices located in Grand Rapids, Michigan. At June 30, 2000, the Company had $268.4 million of total assets, $246.1 million of total liabilities, including $155.8 million of deposits, and $22.2 million of total stockholders' equity.

                  Bank West is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate one- to four-family residential and commercial loans located in the western Michigan area. Bank West is a community- oriented financial institution which emphasizes customer service. It generally has sought to enhance its net income by, among other things, maintaining strong asset quality. In pursuit of these goals, Bank West has adopted a business strategy that emphasizes lending and deposit products and services traditionally offered by financial institutions. The implementation of such strategy has enabled the Bank to be profitable and to exceed regulatory capital requirements. At June 30, 2000, the Bank's ratio of Tier 1 capital to average total assets was 8.3%, its ratio of Tier 1 capital to risk- weighted assets was 11.9% and its ratio of total capital to risk-weighted assets was 12.4%. See "Regulation - The Bank - Regulatory Capital Requirements."

                  During April 1999, the Board of Directors appointed Ronald A. Van Houten as interim Chief Executive Officer, replacing Paul W. Sydloski. Mr. Van Houten was named President and Chief Executive Officer, removing the interim status in June 1999.

                  During May 1999, the Bank went through a strategic realignment by appointing Louis D. Knooihuizen as Vice President of the newly created Commercial Lending Division. In addition,

James A. Koessel, the former Vice President and Chief Lending Officer, was named Senior Vice President of Mortgage Production. This division includes commercial mortgage lending and residential mortgage lending, while the Commercial Lending Division concentrates primarily on commercial loans not collateralized by mortgages. The strategic realignment reflects the change in the focus of the Bank's business model and strategic plan to concentrate greater efforts on commercial lending activities while consolidating mortgage lending activities. The Bank expects its commercial loan products will improve its net interest margin and make the Bank more competitive in the marketplace.

                  The Company's total nonperforming assets, which consist of $404,000 of non-accruing loans 90 days or more delinquent and $380,000 of net real estate owned, totalled $784,000 or .29% of total assets at June 30, 2000. At the end of each of the last five fiscal years, the Company's total nonperforming assets did not exceed $1.6 million. At June 30, 2000, the Company's allowance for loan losses amounted to $844,000, representing .38% of the total loan portfolio and 208.9% of total nonperforming loans at such date. See "Asset Quality."

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

Lending Activities

                  Loan Portfolio Composition. At June 30, 2000, the Company's total loan portfolio, including loans held for sale but before net items, amounted to $222.6 million. The net loan portfolio, excluding loans held for sale, amounted to $210.7 million at June 30, 2000, representing approximately 78.5% of the Company's $268.4 million of total assets at that date. The lending activities are conducted through Bank West, and the principal lending activities of Bank West are the origination of one- to four-family residential and commercial loans. At June 30, 2000, one- to four-family residential loans amounted to $112.4 million or 50.5% of the total loan portfolio, including loans held for sale. Commercial loans, including both commercial mortgage and commercial non-mortgages, totaled $49.2 million or 22.1% of the total loan portfolio, including loans held for sale. To a lesser extent, the Bank originates residential construction and land development loans, home equity loans, and consumer loans. Construction and land development loans amounted to $29.4 million or 13.2% of the total loan portfolio, home equity loans amounted to $29.1 million or 13.1% of the total loan portfolio, and consumer loans amounted to $2.4 million or 1.1% of the total loan portfolio, including loans held for sale.

                  The following table sets forth the composition of Bank West's loan portfolio by type of loan at the dates indicated.

                                                                            June 30,
                                           ---------------------------------------------------------------------
                                                  2000                       1999                   1998
                                           ------------------       --------------------     -------------------


                                           Amount         %         Amount          %        Amount         %
                                           ------     ------        ------       ------      ------      -------
                                                                   (Dollars In Thousands)
Real estate loans:(1)
  One- to four-family residential         $112,436       50.5%      $87,618       55.9%     $80,554        59.5%
  Construction and land development         29,456       13.2        26,585       17.0       25,407        18.8
  Commercial mortgages                      32,868       14.8        15,457        9.9        6,485         4.8
 Commercial non-mortgage                    16,324        7.3         3,824        2.4        3,253         2.4
  Home equity loans                         29,097       13.1        21,333       13.6       18,025        13.3
Consumer loans                               2,369        1.1         1,849        1.2        1,666         1.2
                                            ------     ------     ---------     ------    ---------     -------
    Total loans                            222,550      100.0%      156,666      100.0%     135,390       100.0%
                                                        =====                    =====                   ======
Less:
  Loans held for sale                          573                    2,381                   8,157
  Loans in process                          11,026                    9,001                   8,248
  Deferred fees and discounts                 (610)                    (402)                   (211)
  Allowance for loan losses                    844                      480                     290
                                               ---                 --------                 -------
    Net loans                             $210,717                 $145,206                $118,906
                                           =======                  =======                 =======

                                                     1997                             1996
                                          ------------------------       --------------------------
                                            Amount           %            Amount                %
                                          ---------       --------       ----------          ------
Real estate loans:(1)
  One- to four-family residential           $83,065           68.6%         $85,034            80.2%
  Construction and land development          21,560           17.8           14,074            13.3
  Commercial mortgages                        2,764            2.3            1,194             1.1
 Commercial non-mortgage                      2,032            1.7            1,010             0.9
  Home equity loans                          10,624            8.7            4,141             3.9
Consumer loans                                1,081             .9              622             0.6
                                          ---------       --------       ----------          ------
    Total loans                             121,126          100.0%         106,075           100.0%
                                                             =====                            =====
Less:
  Loans held for sale                         2,231                           4,297
  Loans in process                            7,169                           5,828
  Deferred fees and discounts                   (30)                             47
  Allowance for loan losses                     226                             166
                                          ---------                         -------
    Net loans                              $111,530                         $95,737
                                            =======                          ======

-------------------------

(1)  Includes loans held for sale.

                  Contractual Maturities. The following table sets forth the scheduled contractual maturities of Bank West's loans at June 30, 2000. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments but do reflect normal amortization.

                                            One- to      Construction
                                          Four-Family    and Land          Commercial         Home          Second
                                          Residential    Development       Mortgages         Equity         Mortgages       Consumer
                                          -----------    -----------       ---------         ------         ---------       --------

Amounts due after June 30, 2000 in:
One year or less                            $  3,023        $ 11,869        $ 15,910        $    232        $    397        $    367
After one year through two years                 467             253             819             155              19             231
After two years through three years              661           1,139           4,023             284             383             558
After three years through five years             376           3,007          10,285           4,315           4,038           1,136
After five years through ten years            72,954          12,386           1,831           7,530           1,849               3
After ten years through fifteen years          4,610              --              --              --           7,095              --
After fifteen years                           30,345             802              --              --           2,800              74
                                            --------        --------        --------        --------        --------        --------
 Total(1)                                   $112,436        $ 29,456        $ 32,868        $ 12,516        $ 16,581        $  2,369
                                            ========        ========        ========        ========        ========        ========


                                            Commercial
                                           Non-Mortgage      Total
                                           ------------    ---------
Amounts due after June 30, 2000 in:
   One year or less                           $  6,117      $ 37,915
   After one year through two years                590         2,534
   After two years through three years           2,550         9,598
   After three years through five years          6,045        29,202
   After five years through ten years            1,022        97,575
   After ten years through fifteen years            --        11,705
   After fifteen years                              --        34,021
                                              --------      --------
    Total(1)                                  $ 16,324      $222,550
                                              ========      ========

----------------
(1) Gross of loans in process, deferred fees and discounts, and allowance for loan losses.


    The following table sets forth the dollar amount of all loans, before net items, due after one year from June 30, 2000, based on the scheduled contractual maturities shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                                         Floating or
                                           Fixed-Rate   Adjustable-Rate     Total
                                           ----------   ---------------     -----
                                                       (In Thousands)

One- to four-family residential              $ 92,198      $ 17,215      $109,413
Construction and land development               7,585        10,002        17,587
Commercial mortgages                           10,682         6,276        16,958
Home equity                                        --        12,284        12,284
Second mortgages                               16,184            --        16,184
Consumer                                        1,925            77         2,002
Commercial non-mortgage                         8,073         2,134        10,207
                                             --------      --------      --------
  Total                                      $136,647      $ 47,988      $184,635
                                             ========      ========      ========

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

    The Bank has entered into agreements with Freddie Mac and several private investors. The Bank sells loans with servicing retained to Freddie Mac on a mandatory commitment basis. Each private investor has agreed to purchase loans, together with servicing thereof, from the Bank on a loan-by-loan best efforts basis, provided that the investor is satisfied after its review of the loan that the loan complies with its established underwriting guidelines and lending requirements. The Bank does not approve a loan to be originated for sale unless either the loan has been satisfactorily reviewed by one of the investors or the loan is to be sold to an investor that has delegated the approval authority to the Bank. The Bank makes certain representations and warranties regarding the loans it sells pursuant to the above agreements, primarily with respect to the origination of the loans, the loan documents and the existence of valid liens and insurance policies. Any violation of these representations and warranties or, with respect to certain of the agreements, the existence of certain deficiencies in the loans during a specified period may result in the Bank being required to repurchase the affected loans that were sold. As of June 30, 2000, the Bank has not been required to repurchase any of the loans it has sold. The above agreements may be terminated by either party at any time with respect to future loan commitments, with varying amounts of termination notice required.

    To supplement its loan originations, the Bank has entered into third-party origination agreements with a number of mortgage banking companies and financial institutions. Pursuant to such agreements, the third-party originators sell first and second mortgage loans, together with the servicing thereof, to the Bank on a loan-by-loan basis. The Bank is under no obligation to purchase any of such loans, and the Bank agrees to purchase specific loans only after it has determined that such loan meets its underwriting standards and, for first mortgages, the standards of the secondary market. The third-party originator makes certain representations and warranties regarding the loans it sells to the Bank. If there is a violation of the representations and warranties, then the Bank may require the third-party originator to repurchase the affected loans. The above agreements may be terminated by either party at any time with respect to future loan commitments. Pursuant to the third-party origination agreements, the Bank purchased $27.0 million of loans in the year ended June 30, 2000. Of the loans purchased in fiscal 2000, $2.3 million consisted of fixed-rate, one- to four-family residential loans, $2.7 million consisted of balloon mortgages, $16.4 million consisted of construction loans, part of which were included in loans in process at June 30, 2000, $5.2 million consisted of fixed-rate second mortgages and $376,000 consisted of variable-rate home equity loans. The fifteen and thirty-year fixed-rate one- to four-family loans purchased by the Bank were for resale, whereas the purchased balloons, construction, home equity and second mortgage loans generally were for portfolio.

    Total loan originations and purchases were $117.9 million in fiscal 2000 compared to $125.8 million and $115.0 million in fiscal 1999 and 1998, respectively. The Bank sold $9.4 million, $41.6 million and $45.0 million of loans in fiscal 2000, 1999 and 1998, respectively, representing 13.3%, 41.9% and 39.1%, respectively, of total residential first mortgage loans originated and purchased in such periods. The recent increase in overall market interest rates decreased total residential one- to four-family loan originations and sales in fiscal 2000.

    The following table shows total loans originated, purchased, sold and repaid during the periods indicated, including in each case loans held for sale.

                                                   Year Ended June 30,
                                         --------------------------------------
                                            2000           1999          1998
                                         ---------      ---------     ---------
                                                      (In Thousands)
Loan originations:
  One- to four-family residential:
    Adjustable-rate                      $   2,268      $      91     $   1,054
    Fixed-rate                               6,047         29,648        32,669
    Balloon                                 15,173         18,950        11,986
  Construction and land development:
    Adjustable-rate                         12,634          9,029         9,565
    Fixed-rate                                  94            153           632
    Balloon                                 14,560         11,481         8,105
  Commercial mortgages                      16,194         11,053         5,433
  Consumer loans                             1,638          1,215         2,078
  Home equity loans                          2,841          2,644         3,383
  Second mortgages                           6,338          4,625         5,043
  Commercial non-mortgage                   13,155          1,711         1,919
                                         ---------      ---------     ---------
      Total loan originations               90,942         90,600        81,867
Loans purchased:
   Second mortgages                          5,179          3,850         2,776
   Home equity loans                           376            354           617
   One- to four-family residential          21,439         30,963        29,717
                                         ---------      ---------     ---------
     Total loans originated

      and purchased                        117,936        125,767       114,977
                                         ---------      ---------     ---------

Sales and loan principal repayments:

  Carrying value of loans sold               9,249         34,463        44,320
  Loan principal repayments                 42,805         70,028        56,393
    Total loans sold and
      principal repayments                  52,054        104,491       100,713
                                         ---------      ---------     ---------
Increase (decrease) due to other
  items, net (1)                              (371)         5,024        (6,888)
                                         ---------      ---------     ---------
Net increase in loan portfolio, net      $  65,511      $  26,300     $   7,376
                                         =========      =========     =========

-----------

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

    Although Michigan-chartered savings banks, such as Bank West, are permitted to originate and purchase loans secured by real estate located throughout the United States, Bank West's present lending is primarily done within western Michigan. At least 50% of Bank West's total assets are required to consist of one or more of the following: loans that were made to purchase, refinance, construct, improve or repair domestic residential housing; home equity loans; cash and other highly liquid assets; securities backed by or representing an interest in mortgages on domestic residential housing, including single or multi-family dwellings, or manufactured housing; shares of stock issued by any federal home loan bank; 50% of the dollar amount of the domestic residential housing mortgage loans, including single or multi-family dwellings, originated by Bank West and sold within 90 days of origination; 200% of the dollar amount of loans and investments to purchase, construct or develop one- to four-family residences the purchase price of which is, or is guaranteed to be, not greater than 60% of the median value of comparable newly constructed one- to four-family residences within the savings bank's local community; 200% of the dollar amount of loans for the purchase, construction, development or improvement of domestic residential housing, or loans to small businesses, located within a geographic region or neighborhood in which the credit needs of low and moderate income residents are not being adequately met at the time the relevant loan is made; shares of stock issued by Freddie Mac and Fannie Mae; loans for personal, family, household or educational purposes; and certain other miscellaneous assets. At June 30, 2000, Bank West significantly exceeded these asset requirements.

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

    Loans on Existing Residential Properties. The primary real estate lending activity of Bank West is the origination of loans secured by first mortgage liens on one- to four-family residences. At June 30, 2000, $112.4 million or 50.5% of Bank West's total loan portfolio, including loans held for sale but before net items, consisted of one- to four-family residential loans.

    The LTV ratio, maturity and other provisions of the loans made by Bank West generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Bank West. Bank West's lending policies on one- to four-family residential mortgage loans generally limit the maximum LTV ratio to 97% of the lesser of the appraised value or purchase price of the property, and generally one- to four-family residential loans in excess of an 80% LTV ratio require private mortgage insurance. For 95% loans, the borrower's down payment must come from the borrower's own funds and cannot be in the form of a gift. A borrower's total debt-to- income ratio generally may not exceed 41%.

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

    Various legislative and regulatory changes have given Bank West the authority to originate and purchase ARMs, subject to certain limitations. At June 30, 2000, one- to four-family residential ARMs represented $17.2 million or 7.7% of the total loan portfolio, including loans held for sale.

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

    The demand for adjustable-rate loans in Bank West's primary market area has been a function of several factors, including the level of interest rates, and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. Due to the relatively inverted U.S. Treasury yield curve, the market demand for adjustable-rate loans has remained low as consumer preference for fixed-rate loans continues. As a result, ARMs represented only 9.7% of total one- to four-family residential loan originations in fiscal 2000, 1.9% in fiscal 1999 and 2.3% in fiscal 1998.

    Bank West's one-to four-family balloon portfolio consists of loans with terms between three and ten years. In an effort to offset ARM prepayments and refinances, and to deploy excess capital, the Bank originated balloon mortgages for portfolio. For the year ended June 30, 2000, one- to four- family balloons represented 64.6% of total one- to four-family residential loan originations as compared to 38.9% and 26.2% for fiscal 1999 and 1998, respectively. As a result of the rapid growth in the balloon mortgage portfolio, the Bank recently discontinued offering these loans to its wholesale correspondents and is significantly reducing retail volume for portfolio. Management expects the dollar volume of sold loans to increase as a result.

    Construction and Land Development Loans. The Bank originates and purchases loans to finance the construction of one- to four-family dwellings. It also originates loans for acquisition and development of unimproved property to be used for residential purposes. Construction loans represent loans to individuals who have a contract with a builder for the construction of their residence as well as loans to builders of residential real estate property. This type of lending has increased in recent years and represents the third most significant type of loan for the Bank. At the end of fiscal 2000, 1999 and 1998, construction and land development loans amounted to $29.5 million, $26.6 million and $25.4 million, respectively, or13.2%, 17.0% and 18.8% of the total loan portfolio (including loans held for sale), respectively. The Bank purchased $16.4 million of construction loans in fiscal 2000, a portion of which were included in loans in process at June 30, 2000. The Bank expects additional growth in its construction loan portfolio in fiscal 2001.

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

Pursuant to Bank West's Construction Loan Policy, construction loans to individuals are limited to 95% of the appraised value, or purchase price, whichever is less, of the security property. Any construction loan to an individual in excess of an 80% LTV ratio requires private mortgage insurance. Construction loans are offered with both fixed and adjustable interest rates. Appropriate documentation related to the construction process must be submitted by applicants for construction loans. Bank West has also adopted a policy for "spec loans" to builders for construction of homes not under sales contract. For these loans, the permissible LTV limit is 75%. The number of spec loans without sales agreements is determined based on the builder's financial strength.

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

    Commercial Lending. Bank West's commercial mortgage and commercial non-mortgage loans amounted to $32.9 million and $16.3 million, respectively, representing 14.8% and 7.3% of the total loan portfolio, including loans held for sale but before net items at June 30, 2000. The origination of commercial mortgages significantly increased to $16.1 million in fiscal 2000 from $11.1 million in fiscal 1999, while commercial non-mortgage originations increased to $13.2 from $1.7 million during the same period. The expected result of the previously mentioned strategic realignment and expansion into commercial lending that took place since fiscal 2000 is to significantly increase both commercial mortgage and non-mortgage loan volume in fiscal 2001 and beyond. Management expects net interest income, margins and the efficiency ratio to improve as a result of this strategy.

    Commercial real estate lending and commercial non-mortgage lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties or for the operation of businesses. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Bank generally attempts to mitigate the risks associated with commercial lending by, among other things, lending primarily in its market area and using conservative LTV ratios in the underwriting process.

     Home Equity Lines of Credit. Home equity lines of credit are secured by one- to four-family residences and are available for any purpose. Loans are offered at the prime rate up to prime plus 2.5%. The minimum credit line is $1,000, and the maximum line of credit is equal to (a) either 95% of the property's appraised value or two times its assessed valuation, minus (b) any existing indebtedness secured by the property. The term of the line of credit is seven years, with a minimum monthly payment of the greater of 1% of the unpaid balance, $100 or the interest due on the line of credit. At June 30, 2000, $12.5 million or 5.6% of the Bank's total loan portfolio, including loans held for sale but before net items, consisted of home equity loans. During fiscal 2000, the Bank purchased $376,000 of home equity lines of credit from various correspondent financial institutions. The Bank had unused commitments of $10.4 million of home equity lines of credit at June 30, 2000. Management expects additional growth in its home equity lines of credit in fiscal 2001.

    Second Mortgages. At June 30, 2000, $16.6 million or 7.5% of the Bank's total loan portfolio, including loans held for sale but before net items, consisted of second mortgages. The second mortgages are secured by one- to four-family residences, are for a fixed amount and a fixed term, and are made to individuals for a variety of purposes. During fiscal 2000, the Bank purchased $5.2 million of second mortgages from various correspondent financial institutions. The majority of second mortgages purchased during the fiscal year were required to have private mortgage insurance in place. Management expects additional growth in its second mortgage loan portfolio in fiscal 2001.

    Consumer Lending. At June 30, 2000, Bank West's consumer loan portfolio amounted to $2.4 million or 1.1% of the total loan portfolio, including loans held for sale but before net items. The consumer loan portfolio consists of automobile, boat, home improvement and unsecured loans. The origination of consumer loans increased modestly to $1.6 million in fiscal 2000 from $1.2 million in fiscal 1999. Management expects to continue to offer these loans but does not expect significant growth in this category during fiscal 2001.

    Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of its depreciated value or improper repair and maintenance of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to decrease rate sensitivity, shorten the average maturity of its loan portfolio and provide a full range of services to its customers.

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

    Loan origination fees or "points" are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. Bank West's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized against interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At June 30, 2000, Bank West had approximately $610,000 of net loan costs which had been deferred and are being recognized as income over the lives of the related loans.

    At June 30, 2000, Bank West was servicing $25.1 million of loans for the Freddie Mac. During fiscal 1999, the Bank experienced a high dollar amount of prepayments or refinances of loans serviced for Freddie Mac due to the decline in overall market interest rates. However, the increase in overall market interest rates during fiscal 2000 has significantly reduced the prepayments of loans serviced for Freddie Mac.

Asset Quality

    Delinquent Loans. The following table sets forth information concerning delinquent loans at June 30, 2000, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                           June 30, 2000
                                 ---------------------------------------------------------------
                                        30-59                 60-89           90 or More Days
                                     Days Overdue          Days Overdue            Overdue
                                 ---------------------   ------------------  -------------------

                                              Percent              Percent              Percent
                                              of Total             of Total             of Total
                                  Amount       Loans     Amount     Loans    Amount      Loans
                                  ------       -----     ------     -----    ------      -----
                                                     (Dollars in Thousands)
One- to four-family
  residential real estate loans     $ 43        .02%     $ 14        .01%     $ 14        .01%
Construction and land

  development                        269        .12        --         --       275        .12
Home equity and second
  mortgages                          283        .13        15        .01       115        .05
Consumer loans                         7         --        10         --        --         --
Commercial loans(1)                  352        .16        26        .01        --         --
                                                ---      ----        ---      ----        ---
Total                               $954        .43      $ 65        .03%     $404        .18%
                                    ====        ===      ====        ===      ====        ===

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

    If foreclosure is effected, the property is sold at a sheriff's sale. If Bank West is the successful bidder, the acquired real estate property is then included in Bank West's "real estate owned" account until it is sold. Under Michigan law, there is generally a six-month redemption period with respect to one- to four- family residential properties during which the borrower has the right to repurchase the property. Bank West is permitted under federal regulations to finance sales of real estate owned by "loans to facilitate" which may involve more favorable interest rates and terms than generally would be granted under Bank West's underwriting guidelines. At June 30, 2000 and at the end of each of the prior four fiscal years, Bank West had no loans to facilitate real estate owned.

    All loans are reviewed on a regular basis under the Bank's asset classification policy. Loans are placed on a non-accrual status when the loan becomes 90 days delinquent, in which case the accrual of interest is discontinued. At June 30, 2000, the Bank had $404,000 of loans on non-accrual status.

    The following table sets forth the amounts of the Company's nonperforming assets at the dates indicated, all of which consisted of non-accruing, one- to four-family residential loans 90 days or more delinquent and real estate owned. At such dates, there were no troubled debt restructurings.

                                                           June 30,
                                   ------------------------------------------------------
                                    2000        1999        1998        1997        1996
                                   ------      ------      ------      ------      ------
                                                 (Dollars in Thousands)
Total nonperforming assets:
  Non-accruing loans 90 days
   or more delinquent              $  404      $1,279      $  841      $  417      $   43
  Real estate owned                   380         310         192          20          --
                                   ------      ------      ------      ------      ------
    Total                          $  784      $1,589      $1,033      $  437      $   43
                                   ======      ------      ======      ======      ======
Total nonperforming loans as
  a percentage of loans, net          .19%        .88%        .71%        .37%        .04%
                                   ======      ======      ======      ======      ======
Total nonperforming assets as
  a percentage of total assets        .29%        .77%        .57%        .28%        .03%
                                   ======      ======      ======      ======      ======

    The $784,000 of nonperforming assets at June 30, 2000 consisted primarily of one- to four- family residential loans and construction spec loans. The decrease in nonperforming assets at June 30, 2000 was attributable to the sale of the properties underlying the spec construction mortgage loans. However, due to the Bank's low LTV ratio required for each of these loans, no portion of the allowance for loan losses was allocated to any specific loans at June 30, 2000.

    The Bank's total classified assets at June 30, 2000 amounted to $784,000, which was classified as substandard.

    At June 30, 2000, management was not aware of any additional loans with possible credit problems which caused it to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which in management's view may result in the future inclusion of such items in the non-performing asset categories.

    Allowance for Loan Losses. At June 30, 2000, Bank West's allowance for loan losses amounted to $844,000 or .38% of the total loan portfolio, including loans held for sale. Bank West's loan portfolio consists primarily of one- to four-family residential loans and, to a lesser extent, construction and land development loans, home equity lines of credit, second mortgage loans, commercial mortgage and non-mortgage loans and consumer loans. The classification of assets report is reviewed quarterly by the Board of Directors. The loan loss allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

    The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                At or For the
                                                             Year Ended June 30,
                                      ----------------------------------------------------------------
                                        2000          1999          1998         1997           1996
                                      --------      --------      --------      --------      --------
                                                          (Dollars in Thousands)
Total loans outstanding(1)            $222,550      $156,666      $135,390      $121,126      $106,075
                                      ========      ========      ========      ========      ========

Allowance for loan losses,
  beginning of period                 $    480           290      $    226      $    166      $    108
Provision for loan losses                  400           220            81            60            60
Charge-offs, net of recoveries(2)           36            30            17            --             2
                                      --------      --------      --------      --------      --------
Allowance for loan losses, end of
  period                              $    844      $    480      $    290      $    226      $    166
                                      ========      ========      ========      ========      ========
Allowance for loan losses as a
  percent of total loans
 outstanding                               .38%          .31%          .21%          .19%          .16%
                                      ========      ========      ========      ========      ========
Allowance for loan losses as a
  percent of total nonperforming
  loans                                  208.9%         37.5%         34.5%         54.2%        386.0%
                                      ========      ========      ========      ========      ========

--------------------

(1)      Includes loans held for sale.

(2) Of the $36,000 in charge-offs in fiscal 2000, $31,000 related to home equity loans and $5,000 related to consumer loans. Of the $30,000 in charge-offs in fiscal 1999, $16,000 related to commercial loans, $12,000 related to home equity loans and $2,000 related to consumer loans. Of the $17,000 in charge-offs in fiscal 1998 $13,000 related to construction loans and $4,000 related to consumer loans. There were no recoveries in fiscal 2000, 1999 and 1998.

         The following table presents the allocation of the allowance for loan losses by type of loan at each of the dates indicated. In fiscal 1996 and 1997, the majority of the allowance for loan loses was allocated to residential loans.

                                                                      June 30,
                                    ---------------------------------------------------------------------------
                                             2000                       1999                      1998
                                    -----------------------   ------------------------   ----------------------

                                                    Loan                       Loan                      Loan
                                                  Category                   Category                 Category
                                      Amount       as a %      Amount          as a %     Amount        as a %
                                       of         of Total       of          of Total       of        of Total
                                    Allowance       Loans     Allowance        Loans     Allowance      Loans
                                    ---------       -----     ---------        -----     ---------      -----
                                                              (Dollars in Thousands)
One- to four-family residential        $ 65           50.5%      $ 52           55.9%      $ 38           59.5%
Construction and land

   development                           75           13.2         70           17           19           18.8
Commercial(1)                           495           22.1        176           12.3        110            7.2
Consumer(2)                             116           14.2         91           14.8         89           14.5
Unallocated                              93           --           91           --           34           --
                                       ----          -----       ----          -----       ----          -----
Total                                  $844          100.0%      $480          100.0%       290          100.0%
                                       ====          =====       ====          =====       ====          =====

---------------
(1)  Includes commercial mortgages and commercial non-mortgage loans.
(2) Includes home equity lines of credit, second mortgages and other consumer loans.

Mortgage-Backed Securities

         The Company has invested in a portfolio of mortgage-backed securities and related securities. Mortgage-backed securities (which also are known as mortgage participation certificates or pass- through certificates) represent a participation interest in a pool of one- to four-family or multi-family residential mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. The Company's mortgage-backed securities are insured or guaranteed by the Fannie Mae or the Freddie Mac. Fannie Mae and Freddie Mac are public corporations chartered by the U.S. government. These institutions guarantee the timely payment of interest and the ultimate return of principal. Fannie Mae and Freddie Mac mortgage-backed securities are not backed by the full faith and credit of the United States, but because Fannie Mae and Freddie Mac are U.S.
government-sponsored enterprises, these securities are considered high quality investments with minimal credit risks.

         During fiscal 2000, the Company did not purchase any mortgage-backed securities or collateralized mortgage obligations ("CMOs"). During fiscal 1999 and 1998, the Company purchased $19.2 million and $28.3 million, respectively, of CMOs. The CMOs are not classified as "high-risk mortgage securities" under OTS Thrift Bulletin 52 ("TB 52"). CMOs are a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules with each such class possessing different risk characteristics. The CMOs reprice monthly based on either the prime rate index or the London Interbank Offered Rate ("LIBOR") index.

         At June 30, 2000, the Company's mortgage-backed securities classified as available for sale had a market value of $2.7 million (gross of $180,000 in unrealized losses), while CMOs classified as available for sale had a market value of $19.2 million (gross of $390,000 in net unrealized losses). During April of 1999, CMO's were transferred from the held to maturity portfolio to the available for sale portfolio and trading portfolio in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities to provide the Company with additional flexibility in the management of its security portfolio as more fully discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 2000 Annual Report to Stockholders, filed as Exhibit 13.1 hereto (the "2000 Annual Report"). At the date of transfer, these securities had an amortized cost of $14.1 million. For additional information relating to the Company's mortgage-backed securities and CMO's and the transfer of securities noted above, see Note 2 to the Consolidated Financial Statements in the Annual Report.

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

         The following table sets forth the composition of the Company's mortgage-backed and CMO securities portfolio at each of the dates indicated.

                                                             June 30,
                                                 -------------------------------
                                                  2000        1999         1998
                                                 -------     -------     -------
                                                         (In Thousands)
Mortgage-related securities:
  Mortgage-backed securities                     $ 2,705     $ 3,408     $   807
  Collateralized mortgage obligations             19,162      21,131      35,700
                                                 -------     -------     -------
    Total mortgage-related securities            $21,867     $24,539     $36,507
                                                 =======     =======     =======

         During the fourth quarter of fiscal 1999, the Bank sold approximately $15 million of its CMO's that were lower yielding and had longer average lives than the bonds that replaced them, taking advantage of the rise in overall market interest rates at that time.

         Information regarding the contractual maturities and weighted average yield of the Company's mortgage-backed securities portfolio at June 30, 2000 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

                                                  Amounts at June 30, 2000 Which Mature In
                                ---------------------------------------------------------------------------
                                                                    After Five
                                One Year         After One to            to          Over 10
                                or Less           Five Years          10 Years        Years           Total
                                -------           ----------          --------        -----           -----
                                                                        (Dollars in Thousands)
Mortgage-backed
 securities                    $        --        $        --        $    --         $ 2,705         $ 2,705
Collateralized mortgage
  obligations                           --                 --            848          18,314          19,162
                               -----------        -----------        -------         -------         -------
     Total                     $        --        $        --        $   848         $21,019         $21,867
                               ===========        ===========        =======         =======         =======
Weighted average yield                  --%                --%          7.23%           7.64%           7.63%
                               ===========        ===========        =======         =======         =======


         The following table sets forth the purchases, sales and principal repayments of the Company's mortgage-backed securities and CMOs during the periods indicated.

                                                    At or For the
                                                 Year Ended June 30,
                                         ---------------------------------------
                                           2000           1999            1998
                                         --------       --------       --------
                                                 (Dollars In Thousands)
Mortgage-related securities
 at beginning of period                  $ 24,539       $ 36,507       $ 25,578
Purchases                                      --         21,180         28,348
Repayment                                  (1,103)        (7,450)          (787)
Sales and calls                            (1,420)       (24,813)       (16,576)
Gain (loss) on sales                            4           (184)            55
Amortization of premiums, net                 (32)          (243)           (80)
Change in net unrealized gain (loss)
   on securities available for sale          (121)          (458)           (31)
                                         --------       --------       --------
Mortgage-related securities

  at end of period                       $ 21,867       $ 24,539       $ 36,507
                                         ========       ========       ========
Weighted average yield at
  end of period                              7.63%          5.97%          6.68%
                                         ========       ========       ========

Other Securities

         The investment policy of the Company, which is established by the Investment Committee and approved by the Board of Directors, is designed primarily to provide a portfolio of high quality, diversified instruments while seeking to optimize net interest income within acceptable limits of interest rate risk, credit risk and liquidity.

         Other securities (excluding mortgage-backed securities and CMO's) totalled $25.2 million or 9.4% of total assets at June 30, 2000. Such securities consist of U.S. government agencies, corporate bonds, taxable municipal bonds and trust preferred stock. At June 30, 2000, all of the securities are classified as available for sale.

         The following table sets forth certain information relating to the Company's securities portfolio (excluding mortgage-backed securities and CMOs) at the dates indicated.

                                                         June 30,
                            -------------------------------------------------------------------
                                   2000                    1999                     1998
                            -------------------     -------------------     -------------------
                            Book         Market      Book        Market      Book        Market
                            Value        Value       Value       Value       Value       Value
                            -----        -----       -----       -----       -----       -----
                                                      (In Thousands)
U.S. Government agency
   securities               $10,920     $10,562     $10,899     $10,774     $ 3,995     $ 3,992
Corporate bond                5,763       5,613       3,286       3,278          --          --
Taxable municipal bonds       3,560       3,471       3,659       3,622          --          --
Non-taxable municipal
   bonds                        681         686          --          --          --          --
Trust preferred stock           500         403          --          --          --          --
Equity securities                --          --          62          60        3011        3011
FHLB stock                    4,500       4,500       2,700       2,700       2,100       2,100
                            -------     -------     -------     -------     -------     -------
  Total                     $25,924     $25,235     $20,606     $20,434     $ 9,106     $ 9,103
                            =======     =======     =======     =======     =======     =======


         The following table sets forth the amount of securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2000.

                                                         Amounts at June 30, 2000 Which Mature In
                              -----------------------------------------------------------------------------------------------------
                                                            Over One                   Over Five
                                              Weighted        Year       Weighted        Years       Weighted      Over    Weighted
                                 One Year     Average       Through       Average       Through       Average      Ten      Average
                                 or Less       Yield       Five Years      Yield       Ten Years      Yield        Years    Yield
                                 -------       -----       ----------      -----       ---------      -----        -----    -----
                                                                          (Dollars in Thousands)

Bonds and other debt securities:
      U.S. Government
         agency securities       $    --          -- %      $10,562          6.12%     $    --           --%         --        --%
     Corporate bonds                  --          --          5,613          6.66           --           --          --        --
     Taxable municipal
         bonds                        --          --          2,463          6.51        1,008         7.03          --        --
Non-taxable municipal
   bonds(2)                          101        8.34             --            --          585         7.65          --        --
Trust preferred stock                 --          --             --            --           --           --         403      10.0
FHLB stock(1)                         --          --             --            --           --           --          --        --

                                                        (Footnotes on next page)

---------------------
(1) As a member of the FHLB of Indianapolis, the Company is required to maintain its investment in FHLB stock which has no stated maturity. The average yield on the FHLB stock was 8.0% in fiscal 2000.

(2)      Represents the tax-equivalent yield.


         At June 30, 2000, the Company did not have securities in any one issuer which exceeded 10% of the Company's stockholders' equity.

Interest-Bearing Deposits

         At June 30, 2000, the Company had interest-bearing deposits in financial institutions of $169,000, as compared to $7.6 million and $1.8 million at June 30, 1999 and 1998, respectively. The decrease in interest-bearing deposits from June 30, 1999 to June 30, 2000 is primarily due to excess liquidity being used to fund loan originations.

Sources of Funds

         General. Deposits are the primary source of Bank West's funds for lending and other investment purposes. In addition to deposits, Bank West derives funds from principal repayments on loans and mortgage-backed securities and from FHLB advances. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. FHLB advances may be used to compensate for reductions in the availability of funds from other sources. They may also be used on a longer- term basis for general business purposes.

         Deposits. Bank West's deposits are attracted principally from within Bank West's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $10.0 million or 6.4% of total deposits at June 30, 2000. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         The Bank has increased its reliance on brokered certificates of deposits. These certificates of deposit have terms between three months and one year. These deposits were utilized to fund loan growth. The Bank intends to continue to utilize these deposits to fund a portion of its projected loan growth in fiscal 2001. Brokered certificates of deposit increased from $19.2 million at June 30, 1999 to $37.6 million at June 30, 2000.

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

                                                                          June 30,
                                           ----------------------------------------------------------------------
                                                    2000                    1999                      1998
                                           ----------------------------------------------------------------------

                                           Amount           %        Amount         %        Amount          %
                                           --------     -----      --------     -----      --------     -----
                                                                 (Dollars in Thousands)
Certificate accounts:
  2.00% - 3.99%                            $     --          --%   $    169          .1%   $     --          --%
  4.00% - 5.99%                              49,025        31.5      84,699        64.0      61,575        51.3
  6.00% - 7.99%                              71,463        45.8      10,090         7.6      27,601        23.0
  8.00% - 9.99%                                  27        --            25        --            23          --
                                           --------       -----    --------       -----    --------       -----
    Total certificate accounts              120,514        77.3      94,983        71.7      89,199        74.3
                                           --------       -----    --------       -----    --------       -----
Transaction accounts:
  Passbook and statement savings             16,409        10.5      19,268        14.6      19,335        16.1
  Money market accounts                       6,595         4.3       5,313         4.0         572          .5
  NOW and noninterest-bearing accounts       12,321         7.9      12,837         9.7      10,873         9.1
                                           --------       -----    --------       -----    --------       -----
    Total transaction accounts               35,325        22.7      37,418        28.3      30,780        25.7
                                           --------       -----    --------       -----    --------       -----
    Total deposits                         $155,840       100.0%   $132,401       100.0%   $119,979       100.0%
                                           ========       =====    ========       =====    ========       =====


         The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                         Year Ended June 30,
                             ------------------------------------------------------------------------------
                                     2000                       1999                        1998
                             ---------------------     -----------------------       ----------------------
                             Average      Average        Average      Average        Average       Average
                             Balance     Rate Paid       Balance     Rate Paid       Balance      Rate Paid
                             -------     ---------       -------     ---------       -------      ---------
                                                         (Dollars in Thousands)
Passbook and statement
  savings accounts          $ 17,903        3.09%       $ 19,465        3.14%         $ 18,808        3.61%
Money market accounts

  and NOW accounts            18,388        2.25          12,418        1.97             7,013        1.65
Certificates of deposit      102,655        5.41          91,307        5.52            83,032        5.79
                            --------        ----        --------        ----          --------        ----
           Total            $138,946        4.70%       $123,190        4.79%         $108,853        5.15%
                            ========        ====        ========        ====          ========        ====

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

         The  following   table  sets  forth  the   maturities  of  Bank  West's
certificates of deposit having principal amounts of $100,000 or more at June 30, 2000.



Quarter Ending:                                               Amounts
---------------------------------------                   --------------
                                                          (In Thousands)

September 30, 2000                                            $  9,458
December 31, 2000                                               29,608
March 31, 2001                                                   1,652
June 30, 2001                                                    1,065
After June 30, 2001                                              9,693
                                                               -------
  Total certificates of deposit with
    balances of $100,000 or more                              $ 51,476
                                                               =======

         Borrowings. Bank West may borrow from the FHLB of Indianapolis based upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, securities and mortgage-related securities, provided certain standards related to credit worthiness have been met. See "Regulation - The Bank - Federal Home Loan Bank System." Such borrowings are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such borrowings are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At June 30, 2000, Bank West had $88.8 million of borrowings from the FHLB of Indianapolis, $25.0 million of which represent putable advances which gives the FHLB the option to convert the advance to an adjustable-rate beginning one, two or five years after the purchase date, depending on the advance, and quarterly thereafter. In addition, $58.0 million of adjustable-rate advances mature during fiscal 2001, and a $5.0 million fixed-rate advance matures in November 2001. See
Note 7 to the Consolidated Financial Statements in the 2000 Annual Report for additional information. During fiscal 2000, 1999 and 1998, the Bank utilized additional FHLB borrowings to fund loans and securities growth as well as mortgage banking activities.

         The following table sets forth certain information regarding FHLB borrowings at or for the dates indicated:

                                             At or for the Year Ended June 30,
                                             ----------------------------------

                                             2000          1999          1998
                                             ----          ----          ----
                                                   (Dollars in Thousands)
FHLB borrowings
  Average balance outstanding               $78,298       $46,686       $35,803
  Maximum amount outstanding
    at any month-end during
    the period                              $88,803       $51,925       $38,000
  Balance outstanding at end
    of period                               $88,803       $50,000       $37,000
  Average interest rate

    during the period                          5.60%         5.11%         5.61%
  Weighted average interest rate
    at end of period                           6.65%         5.22%         5.48%

Subsidiaries

         At June 30, 2000, the Bank had one wholly-owned subsidiary, Sunrise Mortgage Corporation ("Sunrise"), which was formed in December 1997. Sunrise was established to originate and purchase non-conforming mortgage loans, including sub-prime mortgage loans for resale. In fiscal 1999, management decided to discontinue non-conforming lending through Sunrise due to the lower than expected loan volume originated and purchased.

         On January 1, 2000 the Bank formed B.W. Investment L.L.C. to specialize in managing the Bank's securities. The Bank owns 99.5% of this entity and Sunrise owns .5% of this entity.

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

Employees

         Bank West and its subsidiaries had 56 full-time employees and 19 part-time employees at June 30, 2000. None of these employees is represented by a collective bargaining agent, and Bank West believes that it enjoys good relations with its personnel.

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

         Activities Restrictions. There are generally no restrictions on the activities of a savings institution holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings institution holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (1) payment of dividends by the savings institution;
(2) transactions between the savings institution and its affiliates; and (3) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test set forth in HOLA, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings institution holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. At June 30, 2000, the Bank satisfied the QTL test.

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

         Congress passed, and the President signed, on November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), providing for the modernization of the banking system and significantly affecting the operations and regulatory structure of the financial services industry. The GLB Act is intended to permit the banking, securities and insurance industries to compete more efficiently and more effectively. The GLB Act restricts the activities of unitary savings and loan holding companies that were not in existence as of May 4, 1999 and that had not filed an application to become a unitary savings and loan holding company by that date. New unitary savings and loan holding companies (1) have their activities limited to those traditionally permitted to multiple savings and loan holding companies or that are financial in nature or incidental thereto, and (2) cannot be acquired by commercial companies. In addition, the GLB Act prohibits acquisitions of grandfathered unitary savings and loan holding companies by commercial companies. As the Company was in existence before May 4, 1999, it believes that it will be grandfathered and that it will not be required to discontinue any current activity.

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Savings institutions also are subject to the restrictions of 12 U.S.C. ss.1972, which prohibits (1) a depository institution from extending credit, or offering any other services or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not to obtain services of a competitor of the institution, subject to certain exceptions, and (2) extensions of credit to executive officers, directors and greater than 10% stockholders of a depository institution by any other institution that has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features. At June 30, 2000, Bank West was in compliance with the above restrictions.

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
                                                                                equity to total assets
                                                                                    of 2% or less

         As of June 30, 2000, each of the Bank's ratios exceeded minimum requirements for the well capitalized category. See Note 13 to the Consolidated Financial Statements in the 2000 Annual Report.

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

         Dividends. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net profits after deducting its losses and bad debts. A Michigan-chartered state savings bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. If the Bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net profits for the preceding one- half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. A Michigan state bank may, with the approval of the Commissioner, by vote of shareholders owning two-thirds of the stock eligible to vote, increase its capital stock by a declaration of a stock dividend, provided that after the increase the bank's surplus equals at least 20% of its capital stock, as increased. The Bank may not declare or pay any dividend until the cumulative dividends on preferred stock (should any such stock be issued and outstanding) have been paid in full.

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

         Federal Home Loan Bank System. Bank West is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The FHLB borrowings are collateralized by a Hybrid Collateral Agreement under which the Bank must maintain minimum eligible loan collateral of 160% of the outstanding advances and 105% of specifically identified securities collateral. Under this agreement, the limit on the Bank's FHLB borrowings was approximately $99.8 million at June 30, 2000. At June 30, 2000, the Bank had $88.8 million of FHLB borrowings outstanding, and available credit of $1.2 million under a $2 million line of credit with the FHLB. See Note 7 to the Consolidated Financial Statements in the 2000 Annual Report.

         As a member, Bank West is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 2000, Bank West had $4.5 million in FHLB stock, which was in compliance with this requirement.

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

         On September 30, 1996, new legislation required all SAIF member institutions to pay a one- time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio to 1.25% of insured deposits. The legislation also provided for elimination of the premium differential between SAIF-insured and BIF-insured institutions and for the merger of the BIF and the SAIF.

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

         Beginning January 1, 1997, effective SAIF rates generally range from zero basis points to 27 basis points. From 1997 through 2000, SAIF members will pay 6.4 basis points to fund the Financing Corporation, while BIF member institutions will pay approximately 1.3 basis points. The Bank's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1997.

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

         Limits on Loans to One Borrower. The permissible amount of loans-to-one borrower now generally follows the national bank standard for all loans made by savings institutions. The standard generally does not permit loans-to-one borrower to exceed the greater of $500,000 or 15% of capital and surplus. However, upon approval by two-thirds vote of the Board of Directors, the limit may be increased not to exceed 25% of the capital and surplus. During fiscal 1998, the Board of Directors approved the 25% limit. At June 30, 2000, the 25% limit for the Bank was $2.9 million, and the Bank did not have any loans to one borrower in excess of such amount.

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

         At June 30, 2000 the federal income tax reserves of Bank West included $3.4 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of Bank West in connection with the conversion of the Bank to stock form, the retained earnings of Bank West are substantially restricted.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At June 30, 2000, Bank West had no NOL carryforwards for federal income tax purposes.

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

         Bank West's federal income tax returns for the tax years ended June 30, 1997 forward are open under the statute of limitations and are subject to review by the IRS.

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

Item 2.  Properties.
--------------------

         At June 30, 2000, Bank West conducted its business from its main office, three branch offices and one loan production office in the Grand Rapids, Michigan metropolitan area. The following table sets forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of Bank West at June 30, 2000.

                                                        Net Book
                                                         Value of      Amount of
  Description/Address                  Leased/Owned      Property       Deposits
  -------------------                  ------------      --------       --------
                                                             (In Thousands)
2185 Three Mile Road, N.W.
Grand Rapids, MI  49544                    Owned           $2,394        $75,457

910 Bridge Street, N.W.
Grand Rapids, MI  49504                    Owned              574         66,299

345 Baldwin

Jenison, MI  49428                         Owned              578          4,402

6740 Cascade Road, S.E.
Grand Rapids, MI  49546                   Leased              109          9,682

9185 Cherry Valley, S.E.
Caledonia, MI 49316                       Leased               40             --
                                                           ------       --------

  Total                                                    $3,695       $155,840
                                                           ======       ========


Item 3.  Legal Proceedings.
---------------------------

         Bank West was a defendant under two legal proceedings pending in Kent County Circuit Court: Cowles v. Bank West and Newton v. Bank West. Cowles' original complaint was filed on July 17, 1998 and was premised upon a claim that the Bank was engaged in the unauthorized practice of law because it charged residential mortgagors a $250 document preparation fee and that the Bank also violated the Michigan Consumer Protection Act. The complaint contained additional claims, largely dependent upon the foregoing allegations. Plaintiff later filed amendments, alleging claims under the Federal Truth in Lending Act.

         The case of Newton  v. Bank  West,  filed on  August  12,  1999 in Kent
County Circuit Court by the same attorneys who represent the plaintiff in Cowles, also is based upon Bank West's charging of a document preparation fee and contains claim for the unauthorized practice of law and violation of the Michigan Consumer Protection Act.

         During fiscal 2000, a final judgment in favor of the Bank was made in the Cowles case and an order granting summary disposition to the Bank was made in the Newton case. A claim for appeal has been made in each case. Based on a review of current facts and circumstances, management is unable to determine the amount of loss, if any, that is possible. Management intends to continue to contest these cases vigorously.

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

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

         The  information   required  herein,  to  the  extent  applicable,   is
incorporated by reference from the inside back cover page of the Company's 2000 Annual Report.

Item 6.  Selected Financial Data.
---------------------------------

         The information required herein is incorporated by reference from page 3 of the 2000 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
            of Operations.
            --------------

         The information required herein is incorporated by reference from pages 4 to 14 of the 2000 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

         Not applicable since the Company qualifies as a small business issuer. See Item 305(e) of Regulation S-K.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

         The information required herein is incorporated by reference from pages 15 to 40 of the 2000 Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
            Financial Disclosure.
            ---------------------

         Not applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

         The information required herein is incorporated by reference from pages 2 to 6 and 10 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on October 25, 2000, which will be filed within 120 days of June 30, 2000 ("Definitive Proxy Statement").

Item 11.  Executive Compensation.
---------------------------------

         The information required herein is incorporated by reference from pages 11 to 15 of the Definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

         The information required herein is incorporated by reference from pages 7 to 10 of the Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

         The information required herein is incorporated by reference from pages 15 to 16 of the Definitive Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

         (a)  Documents Filed as Part of this Report

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                  Report of Independent Auditors

                  Consolidated  Balance  Sheets  as of June  30,  2000  and 1999

                  Consolidated Statements of Income for the Years Ended
                     June 30, 2000, 1999 and 1998

                  Consolidated Statements of Changes in Shareholders' Equity for
                     the Years Ended June 30, 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows for the Years
                     ended June 30, 2000, 1999 and 1998

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

                                  Exhibit Index
                                  -------------

 2.1(a)           Plan of Conversion

 3.1(a)           Articles of Incorporation of Bank West Financial Corporation
 3.2(b)           Bylaws of Bank West Financial Corporation
 4.1(c)           Stock Certificate of Bank West Financial Corporation
10.1(a)           Employee Stock Ownership Plan
10.2(c)           Employment  Agreement  among Bank West Financial  Corporation,
                  Bank West, F.S.B. and Paul W. Sydloski dated March 30, 1995
10.3(a)           Form  of  Employment   Security   Agreement  among  Bank  West
                  Financial   Corporation,   Bank  West  and  certain  executive
                  officers
10.4(d)           1995 Key Employee Stock Compensation Program
10.5(d)           1995 Directors' Stock Option Plan
10.6(d)           1995 Management Recognition Plan for Officers
10.7(d)           1995 Management Recognition Plan for Directors
10.8(e)           Form of Amendment to Employment  Security Agreement among Bank
                  West Financial  Corporation,  Bank West and certain  executive officers
10.9(e)           Amended and Restated  Agreement and General Release among Bank
                  West  Financial  Corporation,  Bank West and Paul W. Sydloski,
                  dated February 24, 1999
10.10(e)          Employment  Agreement  with Bank West  Financial  Corporation,
                  Bank West and Ronald A. Van Houten, effective April 13, 19
10.11(e)          Employment   Security  Agreement  among  Bank  West  Financial
                  Corporation, Bank West and Louis D. Knooihuizen,  dated May 6,
                  1999
13.1              2000 Annual Report to Stockholders
21.1              Subsidiaries of the Registrant - Reference is made to "Item 1.
                  Business" for the required information
23.1              Consent of Crowe, Chizek and Company LLP
27.1              Financial Data Schedule

------------------------
(a) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-87620) filed with the SEC on December 21, 1994, as subsequently amended.

(b) Incorporated herein by reference from the Company's Form 10-Q filed with the SEC on November 14, 1997.

(c) Incorporated herein by reference from the Company's Annual Report on Form 10-K filed with the SEC on September 28, 1995.

(d) Incorporated herein by reference from the Company's Annual Report on Form 10-K filed with the SEC on September 26, 1996.

(e) Incorporated herein by reference from the Company's Annual Report on Form 10-K filed with the SEC on September 28, 1999.

         (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.
         (c) See (a)(3) above for all exhibits filed herewith and the Exhibit Index.
         (d) There are no financial statements or schedules which were excluded from Item 8 which are required to be reported herein.

                               SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     BANK WEST FINANCIAL CORPORATION

Date:  September 28, 2000            By: /s/ Ronald A. Van Houten
                                         ------------------------
                                         Ronald A. Van Houten
                                         President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Ronald A. Van Houten                                 September 28, 2000
------------------------
Ronald A. Van Houten
President and Chief Executive Officer

/s/ Robert J. Stephan                                    September 28, 2000
---------------------
Robert J. Stephan
Chairman of the Board

/s/ Richard L. Bishop                                    September 28, 2000
---------------------
Richard L. Bishop
Director

/s/ Thomas D. DeYoung                                    September 28, 2000
---------------------
Thomas D. DeYoung
Director

/s/ Jacob Haisma                                         September 28, 2000
----------------
Jacob Haisma
Director

/s/ Harry E. Mika                                        September 28, 2000
-----------------
Harry E. Mika
Director

/s/ Wallace D. Riley                                     September 28, 2000
--------------------
Wallace D. Riley
Director

/s/ Carl A. Rossi                                        September 28, 2000
-----------------
Carl A. Rossi
Director

/s/ John H. Zwarensteyn                                  September 28, 2000
-----------------------
John H. Zwarensteyn
Director

/s/ Kevin A. Twardy                                      September 28, 2000
-------------------
Kevin A. Twardy
Chief Financial Officer
 (also principal accounting
 officer)