Form 10-Q
period 2000-09-30
BANK WEST FINANCIAL CORP
filed 2000-11-13
CIK 934598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Shares of common stock, par value $.01 per share, outstanding as of November 13, 2000: 2,521,059.

                         BANK WEST FINANCIAL CORPORATION
                                    FORM 10-Q

                        Quarter Ended September 30, 2000

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:


ITEM 1 - Financial Statements                                              Page
                                                                           ----

           Consolidated Balance Sheets -
                  September 30, 2000 (unaudited) and June 30, 2000 . . . .   3

           Consolidated Statements of Income (unaudited) -
                  For The Three Months Ended September 30, 2000 and 1999 .   4

           Consolidated Statements of Comprehensive Income (unaudited) -
                  For The Three Months Ended September 30, 2000 and 1999 .   5

           Consolidated Statements of Cash Flows (unaudited) -
                  For The Three Months Ended September 30, 2000 and 1999.    6

           Notes to Consolidated Financial Statements . . . . . . . . . .    8

ITEM 2 - Management's Discussion and Analysis of Financial Condition

            and Results of  Operations . . . . . . . . . . . . . . . . . .   14

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk
           Not applicable since the registrant meets the definition of a small business issuer.

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   22

ITEM 2 - Changes in Securities and Use of Proceeds . . . . . . . . . . . .   22

ITEM 3 - Defaults upon Senior Securities . . . . . . . . . . . . . . . . .   23

ITEM 4 - Submission of Matters to a Vote of Security Holders . . . . . . .   23

ITEM 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . .   23

ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .    23

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24

                         BANK WEST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                 September 30,         June 30,
                                                                     2000                2000
                                                                --------------       ------------
                                                                  (Unaudited)
ASSETS
    Cash and due from banks                                      $   4,097,894       $   3,564,615
    Interest-bearing deposits                                          131,083             169,330
                                                                 -------------       -------------
          Total cash and cash equivalents                            4,228,977           3,733,945

    Securities available for sale (Note 5)                          37,531,781          42,601,603
    Loans held for sale  (Note 6)                                    2,495,749             572,731
    Loans, net (Note 7)                                            221,211,660         210,717,246
    Federal Home Loan Bank stock                                     4,500,000           4,500,000
    Premises and equipment                                           3,657,402           3,694,888
    Accrued interest receivable                                      1,608,149           1,439,246
    Mortgage servicing rights                                          224,379             230,703
    Real estate owned                                                  623,697             380,332
    Other assets                                                       286,390             499,404
                                                                 -------------       -------------


         Total assets                                            $ 276,368,184       $ 268,370,098
                                                                 =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Deposits                                                     $ 167,244,625       $ 155,839,830
    Federal Home Loan Bank borrowings                               84,913,331          88,803,024
    Accrued interest payable                                         1,060,689             655,568
    Advance payments by borrowers
       for taxes and insurance                                         311,864             574,319
    Other liabilities                                                  169,500             274,531
                                                                 -------------       -------------
           Total liabilities                                       253,700,009         246,147,272
                                                                 -------------       -------------

    Stockholders' Equity:
    Common stock, $.01 par value; 10,000,000 shares
       authorized; 2,521,059 issued at September 30, 2000
       and at June 30, 2000                                             25,211              25,211
    Additional paid-in-capital                                      10,652,712          10,645,624
    Retained earnings, substantially restricted                     13,237,258          13,034,267
    Accumulated other comprehensive income (loss),
       net of tax benefit of $337,481 at September 30, 2000
       and tax benefit of $428,081 at June 30, 2000                   (655,111)           (830,981)
    Unallocated ESOP shares (Note 3)                                  (583,248)           (615,648)
    Unearned Management Recognition Plan shares (Note 4)                (8,647)            (35,647)
                                                                 -------------       -------------
           Total stockholders' equity                               22,668,175          22,222,826
                                                                 -------------       -------------

           Total liabilities and stockholders' equity            $ 276,368,184       $ 268,370,098
                                                                 =============       =============


          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        Three Months Ended
                                                                            September 30,
                                                                      2000                 1999
                                                                -----------------     ---------------
Interest and dividend income
        Loans                                                         $4,612,489          $2,994,308
        Securities                                                       695,406             704,105
        Other interest-bearing deposits                                   15,981              33,290
        Dividends on FHLB stock                                           96,147              61,151
                                                                -----------------     ---------------
                                                                       5,420,023           3,792,854
                                                                -----------------     ---------------
Interest expense

        Deposits                                                       2,243,056           1,454,227
        FHLB borrowings                                                1,393,310             788,424
                                                                -----------------     ---------------
                                                                       3,636,366           2,242,651
                                                                -----------------     ---------------
Net interest income                                                    1,783,657           1,550,203

Provision for loan losses                                                120,000              75,000
                                                                -----------------     ---------------

Net interest income after provision
    for loan losses                                                    1,663,657           1,475,203
                                                                -----------------     ---------------

Other income

        Loss on sale of securities                                          (876)                 --
        Loss on sale of REO                                              (10,943)                 --
        Gain on sale of loans                                             24,308              55,762
        Fees and service charges                                         101,556              75,163
                                                                -----------------     ---------------
                                                                         114,045             130,925
                                                                -----------------     ---------------
Other expenses

        Compensation and benefits                                        723,233             733,977
        Professional fees                                                 56,044             156,998
        Federal Deposit Insurance                                          7,244              18,164
        Occupancy                                                         92,851              85,081
        Furniture, fixtures and equipment                                 64,904              45,814
        Data processing                                                   63,297              59,891
        Advertising                                                       39,280              13,806
        Miscellaneous                                                    192,219             158,591
                                                                -----------------     ---------------
                                                                       1,239,072           1,272,322
                                                                -----------------     ---------------

Income before federal income tax expense                                 538,630             333,806

Federal income tax expense                                               191,300             120,000
                                                                -----------------     ---------------

Net income                                                              $347,330            $213,806
                                                                =================     ===============

Earnings per share (Note 2)                                              $.15                  $.09
                                                                =================     ===============
Earnings per share assuming dilution (Note 2)                            $.15                  $.09
                                                                =================     ===============
Dividends per share                                                      $.06                  $.06
                                                                =================     ===============


See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                           Three Months Ended
                                                                              September 30,
                                                                          2000             1999
                                                                       ----------        ---------
Net Income                                                              $347,330          $213,806

Other comprehensive income, net of tax:

      Unrealized gains (losses) on securities available
                 for sale arising during the period                      175,870          (152,972)
      Less reclassification adjustments for net losses
                 included in net income                                      876                --
                                                                   -------------      ------------

Comprehensive income                                                    $524,076           $60,834
                                                                   =============      ============

                         BANK WEST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                    September 30,
                                                                               2000              1999
                                                                           ------------       -----------
Cash flows from operating activities
         Net income                                                        $    347,330       $    213,806
         Adjustments to reconcile net income to
         net cash from operating activities
              Origination and purchase of loans for sale                     (3,847,568)        (2,605,926)
              Proceeds from sale of mortgage loans                            1,948,858          4,620,372
              Net (gain) loss on sales of:
                 Real estate owned                                               10,943                 --
                 Loans                                                          (24,308)           (55,762)
                 Securities                                                         876                 --
              Depreciation                                                       82,665             62,088
              Amortization of premiums, net                                       7,648             12,490
              ESOP expense                                                       39,488             53,156
              MRP expense                                                        27,000             28,000
              Provision for loan losses                                         120,000             75,000
              Change in:
                 Deferred loan fees                                              (7,152)           (41,669)
                 Other assets                                                   (41,692)            (6,758)
                 Other liabilities                                               37,635           (361,257)
                                                                           ------------       ------------
                         Net cash from (used in) operating activities        (1,298,277)         1,993,540
                                                                           ------------       ------------

Cash flows from investing activities

         Purchases of securities available for sale                                  --         (3,986,675)
         Proceeds from sale of securities                                     5,212,000                 --
         Proceeds from maturities, calls and principal
             payments of securities available for sale                          115,768            700,566
         Loan originations, net of repayments                                (8,141,700)       (12,796,999)
         Loans purchased for portfolio                                       (2,742,400)        (1,404,466)
         Purchase of FHLB stock                                                      --           (900,000)
         Proceeds from sale of real estate owned                                 24,057                 --
         Property and equipment expenditures                                    (45,179)          (513,647)
                                                                           ------------       ------------
                         Net cash used in investing activities               (5,577,454)       (18,901,221)
                                                                           ------------       ------------

Cash flows from financing activities

         Proceeds from FHLB borrowings                                       30,000,000         24,509,561
         Repayment of FHLB borrowings                                       (33,889,693)        (5,000,000)
         Increase (decrease) in deposits                                     11,404,795         (6,166,614)
         Repurchase of common stock                                                  --           (751,937)
         Exercise of stock options                                                   --             24,170
         Dividends paid on common stock                                        (144,339)          (146,237)
                                                                           ------------       ------------
                         Net cash from financing activities                   7,370,763         12,468,943
                                                                           ------------       ------------



See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                              September 30,

                                                                                         2000               1999
                                                                                     ------------       ------------

Net change in cash and cash equivalents                                                  495,032         (4,438,738)

Cash and cash equivalents at beginning of period                                       3,733,945          9,105,868
                                                                                     ------------       ------------

Cash and cash equivalents at end of period                                            $4,228,977         $4,667,130
                                                                                     ============       ============



Supplemental disclosures of cash flow information Cash paid during the period for:

                Interest                                                              $3,231,245         $2,124,834
                Income taxes                                                                  --                 --
         Transfer of loans to real estate owned                                          276,838            318,402



See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended September 30, 2000
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements consist of the accounts of Bank West Financial Corporation (the Company) and its wholly owned subsidiary, Bank West (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These unaudited financial statements include estimates and assumptions made by management based upon available information.

The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending June 30, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended June 30, 2000, included in the Company's 2000 Annual Report.

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

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 2000
                                   (Unaudited)

NOTE 2 - EARNINGS PER SHARE (Continued)

A reconciliation of the numerators and denominators of Earnings Per Share and Earnings Per Share Assuming Dilution for the three months ended September 30, 2000 and 1999 is as follows:

                                                      Three Months Ended
                                                         September 30,
                                                     2000          1999
                                                     ----          ----
Earnings Per Share

         Net income                                 $347,330       $213,806
                                                    ========       ========

         Weighted average common shares
           outstanding                             2,369,999      2,371,328
                                                   =========      =========

         Earnings Per Share                         $ .15          $  .09
                                                    =====          ======

Earnings Per Share Assuming Dilution

         Net income                                 $347,330       $213,806
                                                    ========       ========
         Weighted average common shares
           outstanding                             2,369,999      2,371,328
         Add: dilutive effects of assumed
           exercise of stock options
           and unvested MRP's

                  Stock options                           --         48,990
                  MRP shares                           5,075             --
                                                   ---------    -----------

         Weighted average common and dilutive
           potential common shares outstanding     2,375,074      2,420,318
                                                   =========      =========

         Earnings Per Share Assuming Dilution       $ .15          $  .09
                                                    =====          ======


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

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 2000
                                   (Unaudited)


NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

To fund the ESOP, $1,296,048 was borrowed from the Company for the purpose of purchasing 243,009 shares of common stock at $5.33 per share. Principal and interest payments on the loan are due in quarterly installments, with the final payment of principal and accrued interest being due and payable at maturity, which is June 30, 2005. Interest is payable during the term of the loan at a fixed rate of 7.0%. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated among participants on the basis of total compensation, as defined. The unallocated ESOP shares are shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets. ESOP expense of $39,488 and $53,156 were recorded for the three months ended September 30, 2000 and 1999.

NOTE 4 - STOCK BASED COMPENSATION PLANS

The Company has  established  an employee  and a  directors'  stock  option plan
(SOPs) and an officers' and a directors' management recognition plan (MRPs). The employee stock option plan and the officers' MRP are administered by a committee of non-employee directors of the Company, while grants under the directors' stock option plan and the directors' MRP are pursuant to formulas set forth in the plans. Total shares made available under the SOPs and MRPs were 347,155 and 138,862, respectively. As of September 30, 2000, there were outstanding options to purchase 230,023 shares of common stock at exercise prices between $6.625 and $9.00 per share, which represent the average of the high and low sales prices of the Company's stock on the dates of the awards. During the quarter ended September 30, 2000, two grants totaling 61,550 options were cancelled by the board of directors. These grants had exercise prices of $11.375 and $13.25. At September 30, 2000, there were 92,702 option shares reserved for future grants. As of September 30, 2000, 24,430 options have been exercised. No compensation expense was recognized in connection with the issuance of the options. Management has concluded that the Company will not adopt the accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting.

Subsequent to September 30, 2000, 16,666 options were granted at an exercise price of $6.0625.

The Committee has awarded 58,321 shares of common stock under the officers' MRP and 41,657 shares of common stock under the directors' MRP, net of forfeitures. MRP awards vest in five equal annual installments, with the final award vesting on October 25, 2000. Compensation expense for the MRPs is recognized on a pro-rata basis over the vesting period of the awards. During the three months ended September 30, 2000 and 1999, $27,000 and $28,000 were charged to compensation expense for the MRPs. The unearned compensation value of the MRPs is shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 2000
                                   (Unaudited)

NOTE 5 - SECURITIES

The amortized cost and estimated fair values of securities at September 30, 2000 and June 30, 2000 are as follows:

Available for Sale


                                                               Gross             Gross
                                            Amortized        Unrealized        Unrealized          Fair
                                              Cost             Gains             Losses            Value
                                              ----             -----             ------            -----
September 30, 2000
------------------------------

U.S. agencies                            $ 10,925,790      $         --       $   (174,508)      $ 10,751,282
Corporate bonds                             4,738,972                --            (54,773)         4,684,199
Taxable municipal bonds                     3,556,952                --            (48,231)         3,508,721
Non-taxable municipal bonds                   100,817               347                 --            101,164
Mortgage-backed securities                  2,838,142                --           (105,230)         2,732,912
Trust preferred stock                         500,000                --            (82,500)           417,500
Collateralized mortgage obligations        15,863,701                --           (527,698)        15,336,003
                                         ------------      ------------       ------------       ------------
                                         $ 38,524,374      $        347       $   (992,940)      $ 37,531,781
                                         ============      ============       ============       ============



June 30, 2000
-------------

U.S. agencies                            $ 10,919,802      $         --       $   (357,927)      $ 10,561,875
Corporate bonds                             5,762,543                --           (149,730)         5,612,813
Taxable municipal bonds                     3,559,878                --            (88,975)         3,470,903
Non-taxable municipal bonds                   680,950             5,046                 --            685,996
Mortgage-backed securities                  2,885,607                --           (180,195)         2,705,412
Trust preferred stock                         500,000                --            (97,500)           402,500
Collateralized mortgage obligations        19,551,885            53,582           (443,363)        19,162,104
                                         ------------      ------------       ------------       ------------
                                         $ 43,860,665      $     58,628       $ (1,317,690)      $ 42,601,603
                                         ============      ============       ============       ============

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 2000
                                   (Unaudited)

NOTE 6 - SECONDARY MARKET MORTGAGE ACTIVITIES

The following summarizes the Company's secondary market mortgage activities, which consist solely of one- to four-family real estate loans:


                                                    Three Months Ended
                                                       September 30,
                                                   2000              1999
                                                   ----              ----

Loans held for sale - beginning of period      $   572,731       $ 2,380,576
Activity during the periods:
Loans originated and purchased for resale        3,847,568         2,605,926
Proceeds from sale of loans originated
  and purchased for resale                      (1,948,858)       (4,620,372)
Gain on sale of loans                               24,308            55,762
                                               -----------       -----------
Loans held for sale - end of period            $ 2,495,749       $   421,892
                                               ===========       ===========


The unpaid principal balance of mortgage loans serviced for others amounted to $24.3 million and $26.7 million at September 30, 2000 and 1999. Custodial escrow balances maintained in connection with the foregoing loans serviced for others were approximately $84,000 and $98,000 at September 30, 2000 and 1999.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      Three Months Ended September 30, 2000
                                   (Unaudited)

NOTE 7 - LOANS


Loans are classified as follows:                           September 30,         June 30,
                                                               2000                2000
                                                               ----                ----
Real estate loans:
         One-to four-family residential - fixed rate      $  14,971,644       $  15,425,090
         One-to four-family residential - balloon            82,053,239          79,222,832
         One-to four-family residential - adjustable         16,501,772          17,215,143
         Construction and land development                   29,475,735          29,455,954
         Commercial mortgages                                35,799,853          32,867,625
         Home equity lines of credit                         13,391,505          12,516,347
         Second mortgages                                    17,106,181          16,580,734
                                                          -------------       -------------
              Total mortgage loans                          209,299,929         203,283,725
Consumer loans                                                2,788,522           2,368,998
Commercial non-mortgage                                      17,795,623          16,324,067
                                                          -------------       -------------
              Total                                         229,884,074         221,976,790
Less:
         Loans in process                                     8,326,135          11,025,478
         Deferred fees and costs                               (617,014)           (609,862)
         Allowance for loan losses                              963,293             843,928
                                                          -------------       -------------
                                                          $ 221,211,660       $ 210,717,246



Provisions for losses on loans are charged to operations based on management's evaluation of probable losses in the portfolio. In addition to providing loss allocations on specific loans where a decline in value has been identified, general provisions for losses are established based upon the overall portfolio composition and general market conditions. In establishing both specific and general loss allocations, management reviews individual loans, recent loss experience, current economic conditions, the overall balance and composition of the portfolio, and such other factors which, in management's judgment, deserve recognition in estimating probable losses. Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and borrower circumstances.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the consolidated financial condition of Bank West Financial Corporation and its wholly owned subsidiary, Bank West, at September 30, 2000 and June 30, 2000 and the consolidated results of operations for the three months ended September 30, 2000 with the same period in 1999. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Bank West Financial Corporation is the holding company for Bank West, a state-chartered savings bank. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary Bank West. The Company's business consists primarily of attracting deposits from the general public and using such deposits, together with Federal Home Loan Bank
(FHLB) advances, to originate residential real estate loans, including residential construction loans, commercial loans, home equity loans, and, to a lesser extent, consumer loans.

FINANCIAL CONDITION

Total assets increased by $8.0 million or 3.0% from $268.4 million at June 30, 2000 to $276.4 million at September 30, 2000. The increase in total assets was due to an increase in total loans by $10.5 million or 5.0% and an increase in loans held for sale by $1.9 million. Commercial loans primarily contributed to the increase in total loans, while a higher dollar amount of loan originations for resale contributed to the increase in loans held for sale. Management expects continued growth in commercial loans during fiscal 2001, which is expected to increase the Bank's net interest income. These amounts were partially offset by a decrease in securities by $5.1 million. Securities decreased due to sales of collateralized mortgage obligations and corporate bonds to raise liquidity for loan growth.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Bank's mortgage banking activities consist of selling newly originated and purchased one- to four -family loans into the secondary market. The dollar amount of loans originated and purchased for resale in the three months ended September 30, 2000 increased by $1.2 million or 46.2% to $3.8 million compared to $2.6 million in the three months ended September 30, 1999. The increase in loan originations and purchases for resale is primarily due to the recent modest decrease in overall market interest rates. The Bank has taken steps to reduce overhead expenses in the mortgage banking area by consolidating functions and by re-assigning certain personnel to other departments within the Bank. Mortgage loans originated and purchased for resale in the current quarter consisted primarily of 30-year fixed-rate loans. The Bank's recent strategy in the one- to four -family lending area has been to sell the majority of its residential loan volume.

The Bank has increased both its commercial mortgage and commercial non-mortgage loans by $2.9 million and $1.5 million, respectively since June 30, 2000. Management expects to continue its emphasis on commercial lending in an effort to improve the Bank's interest margin and earnings, as well as to diversify its loan portfolio.

Commercial real estate lending and commercial non-mortgage lending are generally considered to involve a higher degree of risk than one-to four-family residential lending. Such lending typically involves large loan balances for business properties or for the operation of businesses. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Bank generally attempts to mitigate the risks associated with commercial lending by, among other things, lending primarily in its market area and using conservative LTV ratios in the underwriting process.

Securities available for sale decreased by approximately $5.1 million since June 30, 2000 primarily due to the sale of $3.6 million of collateralized mortgage obligations ("CMO's") and $1.6 million of corporate and municipal bonds. These securities were sold to generate liquidity to fund loan growth. The unrealized loss, net of federal income taxes, on available for sale securities at September 30, 2000 was $655,000. This amount is shown as a component of stockholders' equity. The recent decrease in overall market interest rates caused the total net unrealized loss in securities to decrease by $176,000 from June 30, 2000.

Cash and cash equivalents increased by $495,000 or 13.3% from June 30, 2000 to September 30, 2000, primarily due to higher customer deposits on the last day of the current quarter versus the prior year's quarter. See "Liquidity and Capital Resources" section for additional information on the Bank's liquidity.

Total deposits increased by $11.4 million or 7.3% from June 30, 2000 to September 30, 2000, primarily due to an increase in certificates of deposit and money market accounts. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Bank

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


believes that its savings, NOW and demand accounts are relatively stable sources of deposits. However, the Bank's ability to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be affected by market conditions.

When deposit growth does not match the growth of assets, other funding sources such as FHLB advances and Federal Funds are utilized. During the three months ended September 30, 2000, the Bank decreased FHLB advances by $3.9 million since the proceeds from the sales of securities and deposit growth were adequate to fund loan growth. The Bank's continued strong loan growth is expected to result in a greater dependence on broker-arranged certificates of deposit if retail deposit growth does not match loan growth. At September 30, 2000, the Bank had broker-arranged certificates of deposit totaling $44.9 million compared to $37.6 million at June 30, 2000.

Stockholders' equity increased from $22.2 million at June 30, 2000 to $22.7 million at September 30, 2000. The increase was primarily due to net income of $347,000 and a decrease in the net unrealized loss on securities available for sale by $176,000. Subsequent to September 30, 2000, the Company announced its intent to repurchase 252,100 shares, or 10% of its outstanding common stock over the next twelve months. The Company's capital ratios, liquidity position and prevailing market price of its common stock will all be considered prior to commencing any repurchases.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The table below sets forth the amounts and categories of non-performing assets at September 30, 2000 and June 30, 2000: September 30, June 30,

                                                      2000         2000
                                                      ----         ----
                                                    (Dollars in Thousands)
 Non-accrual loans

         One- to four-family                         $ 26          $ 14
         Construction and land development             --           275
         Commercial mortgage                           --            --
         Commercial non-mortgage                       57            --
         Consumer (including home equity loans)       194           115
                                                     ----          ----
            Total                                     277           404

Foreclosed assets

         One- to four-family                          623           380
                                                     ----          ----

Total non-performing assets                          $900          $784
                                                     ====          ====

Total as a percentage of total assets                 .33%          .29%
                                                     ====          ====

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The allowance for loan losses totaled $963,000 or 347.7% of total non-performing loans at September 30, 2000. Specific loss allocations totaling $35,000 have been allocated to one commercial loan and $8,000 to residential loans. During the three months ended September 30, 2000, charge-offs totaled $1,000. The increase in one- to four- family foreclosed assets relates to taking the deed to the underlying properties that collateralize builder spec loans. At September 30, 2000, $143.0 million or 62.2% of the Bank's total loan portfolio was collateralized by first liens on one-to four-family residences, and the net loan portfolio amounted to 80.0% of total assets.

RESULTS OF OPERATIONS

Net Income. Net income increased by $133,000 or 62.1% in the three months ended September 30. The increase was primarily due to growth in net interest income and lower professional fees. See the following sections for additional information.

Net Interest Income. Net interest income increased by $234,000 or 15.1% in the quarter ended September 30, 2000 over the comparable 1999 period. Net interest income increased due to higher average loans outstanding by $62.2 million or 40.0% resulting from strong growth in residential balloon mortgages and commercial loans. This increase was partially offset by a decrease in the Bank's interest margin from 3.01% for the quarter ended September 30, 1999 to 2.70% for the quarter ended September 30, 2000. The decrease in interest margin was primarily due to the upward repricing of certificates of deposit and FHLB advances in the present higher overall interest rate environment.




         Average Balances, Interest Rates and Yields. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.


                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

            Average Balances, Interest Rates and Yields (Continued).


                                                         Three Months Ended                   Three Months Ended
                                                         September 30, 2000                   September 30, 1999
                                                         ------------------                   ------------------
                                                                         Average                               Average
                                                     Average             Yield/            Avg.                 Yield/
                                                     Balance  Interest    Rate           Balance    Interest     Rate
                                                     -------  --------    ----           -------    --------     ----
                                                                         (Dollars in Thousands)
Interest-earning assets:
     Loans receivable                               $218,646     $4,613     8.44%      $156,065     $2,995     7.68%
     Securities                                       39,836        695     6.98         44,337        704     6.35
Interest-bearing deposits                              1,023         16     6.25          2,443         33     5.40
     FHLB stock                                        4,500         96     8.55          3,217         61     7.58
                                                       -----    -------     ----          -----     ------     ----
         Total interest-earning assets 264,005         5,420                8.21        206,062      3,793     7.36
Noninterest-earning assets                            10,451                              7,943
                                                   ---------                          ---------
         Total assets                               $274,456                           $214,005
                                                  ==========                           ========

Interest-bearing liabilities:
     Savings, checking and MMDA's                  $ 37,835     $   267     2.82%      $ 34,403     $  219     2.55%
Certificates of deposit                              126,489      1,976     6.25         93,574      1,236     5.28
     Other borrowings                                 85,896      1,393     6.49         62,324        788     5.06
                                                      ------      -----     ----         ------    -------     ----
         Total interest-bearing liabilities          250,220      3,636     5.81        190,301      2,243     4.71
Noninterest-bearing liabilities                        1,815                              1,428
                                                   ---------                          ---------
         Total liabilities                           252,035                            214,005
Stockholders' equity                                  22,421                             22,276
                                                   ---------                          ---------
Total liabilities and stockholders' equity          $274,456                           $214,005
                                                  ==========                           ========

Net interest income; average interest spread                     $1,784    2.40%                  $1,550      2.65%
                                                                 ======    =====                  ======      =====
Net interest margin                                                        2.70%                              3.01%
                                                                           =====                              =====



     Rate/Volume Analysis. The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(I) changes in rate (change in rate multiplied by prior year volume), and (ii) changes in volume (change in volume multiplied by prior year rate). The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                        Rate/Volume Analysis (Continued).


                                       Three Months Ended September 30, 2000 Vs.
                                         Three Months Ended September 30, 1999

                                                         Increase
                                                        (Decrease)
                                                           Due to

                                                                       Total

                                               Rate                  Increase
                                              Effect      Volume    (Decrease)
                                              ------      ------    ----------
                                                      (In Thousands)
Interest income:
     Loans receivable                          $320        $1,298     $1,618
     Securities                                  66          (75)        (9)
     Interest-bearing deposits                    5          (22)       (17)
     FHLB stock                                   9            26         35
                                             ------      --------     ------
         Total interest income                  400         1,227      1,627
                                             ------     ---------      -----

Interest expense:
     Savings, checking and MMDA's                25            23         48
     Certificates of deposit                    254           486        740
     Other borrowings                           259           346        605
                                             ------           ---     ------
         Total interest expense                 538           855      1,393
                                             ------           ---     ------
Increase (decrease) in net interest income   $(138)          $372      $ 234
                                             ======          ====     ======



Provision for Loan Losses. The provision for loan losses increased by $45,000 or 60.0% in the three months ended September 30, 2000 over the comparable 1999 period. Management has increased the provision for loan losses due primarily to the increase in commercial loans requiring additional general loss allocations. The allowance for loan losses equaled .42% of the total loan portfolio and 347.7% of nonperforming loans at September 30, 2000 compared to .38% and 208.9% at June 30, 2000.

The Bank's management establishes allowances for loan losses. On a quarterly basis, management evaluates the loan portfolio and determines the amount that must be added. These allowances are charged against income in the period they are established. When establishing the appropriate levels for the provision and the allowance for loan losses, management considers a variety of factors, in addition to the fact that an inherent risk of loss always exists in the lending process. Consideration is also given to current economic conditions, the diversification of the loan portfolio, loan growth, historical loss experience, delinquency rates, the review of loans by loan review personnel, the individual borrower's financial and managerial strengths, and the adequacy of underlying collateral.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Other Income. Total other income decreased by $17,000 or 13.0% in the three months ended September 30, 2000 from the comparable prior period. The decrease was primarily due to lower mortgage banking related gain on sale of loans by $32,000 or 57.1%. The decrease is due to lower mortgage loan sales volume resulting from the rise in mortgage interest rates. Also, the Bank incurred a loss on the sale of one real estate owned property of $11,000. These amounts were partially offset by higher fees and service charges of $27,000 related to increased service related charges in the Bank's deposit branch system.

Other Expenses. Total other expenses decreased by $33,000 or 2.6% in the quarter ended September 30, 2000 over the comparable 1999 period. Professional fees were lower by $101,000 or 64.3%, primarily due to lower legal costs associated with defending the class action lawsuit filed on July 17, 1998 by a Bank West borrower. This lawsuit was dismissed in March of 2000 during summary judgment hearings. See Part II, Item 1 for additional information. Compensation and benefits expense decreased by $11,000 or 1.5% primarily due to lower ESOP expense. These amounts were partially offset by higher furniture, fixtures and equipment expense by $19,000 or 41.3% due to depreciation expense associated with recent software purchases. Advertising expense was also higher by $25,000 or 178.6% due to advertising and marketing associated with deposit products and services. Miscellaneous expense was higher by $46,000 or 31.5% during the September 30, 2000 quarter; however no category materially changes when compared to the prior period. The other categories of other expenses did not materially change in the three months ended September 30, 2000 from the comparable 1999 period.

Federal Income Tax Expense. Federal income tax expense increased by $71,000 or 59.2% in the three months ended September 30, 2000 over the comparable 1999 period due to higher pre-tax income levels.

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

The Bank's principal sources of liquidity are deposits, principal and interest payments on loans, proceeds from loan sales, maturity of securities, sales of securities available for sale and FHLB advances. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition.

The Bank routinely borrows FHLB advances when overnight deposits are drawn to low levels. These borrowings are made pursuant to a hybrid blanket collateral agreement with the FHLB. At September 30, 2000, the Bank has approximately $13.4 million of excess borrowing capacity based on eligible collateral under the hybrid blanket collateral agreement with the FHLB. At September 30, 2000, the Bank had $8.0 million of excess borrowing capacity of Federal Funds with a correspondent bank. The Bank's continued strong loan growth will require a greater usage of broker-arranged certificates of deposit, FHLB advances and Federal Funds if retail deposit growth does not match loan growth. At September 30, 2000, the Bank had broker-arranged certificates of deposit totaling $44.9 million.

The Company (excluding the Bank) also has a need for, and sources of, liquidity. Dividends from the Bank and interest income and gains on investments are its primary sources. The Company also has modest operating costs and has paid a regular quarterly cash dividend.

Bank West is subject to capital to asset requirements in accordance with banking regulations. At September 30, 2000, Bank West was categorized as well capitalized with a Tier I capital ratio of 8.05% and a risk-based capital ratio of 12.43%.

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                        Quarter Ended September 30, 2000

PART II - OTHER INFORMATION

Item 1 -          Legal Proceedings:

                  Bank West was a defendant in two legal proceedings in Kent County Circuit Court: Cowles v. Bank West and Newton v. Bank West. Cowles' original complaint, filed on July 17, 1998, was premised upon a claim that the Bank was engaged in the unauthorized practice of law because it charged residential mortgagors a $250 document preparation fee and that the Bank also violated the Michigan Consumer Protection Act. The complaint contained additional claims, largely dependent upon the foregoing allegations. Plaintiff later filed amendments, alleging claims under the Federal Truth in Lending Act.

                  The case of Newton v. Bank West, filed on August 12, 1999 in Kent County Circuit court by the same attorneys who represent the plaintiff in the Cowles case, also is based upon Bank West's charging of a document preparation fee and contains claims for the unauthorized practice of law and violation of the Michigan Consumer Protection Act.

                  During fiscal 2000, a final judgment in favor of the Bank was made in the Cowles case and an order granting summary disposition to the Bank was made in the Newton case. A claim for appeal has been made in each case. Based on a review of current facts and circumstances, management is unable to determine the amount of loss, if any, that is possible. Therefore, no accrual for any liability has been made in these consolidated financial statements Management intends to continue to contest these cases vigorously.

                  The Company and the Bank are also subject to certain other legal actions arising in the ordinary course of business. In the opinion of the ultimate disposition of these other matters is not expected to have a material adverse effect on the consolidated financial position of the Company.

Item 2 -          Changes in Securities and Use of Proceeds:
                  There are no matters required to be reported under this item.

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                        Quarter Ended September 30, 2000

PART II - OTHER INFORMATION (Continued)

Item 3 -          Defaults Upon Senior Securities:
                  There are no matters required to be reported under this item.

Item 4 -          Submission of Matters to a Vote of Security-Holders:

                  At the Annual Meeting of Stockholders held on October 25, 2000, the stockholders of the Company approved each of the proposals as set forth below. The number of shares present at the Annual Meeting in person or by proxy was 1,977,465. The matters voted upon together with the applicable voting results were as follows:

                                                       FOR     WITHHOLD
                                                       ---     --------

                  1. Election of Directors

                        John H. Zwarensteyn         1,911,484   65,981
                        Harry E. Mika               1,960,471   16,994

                                                       FOR      AGAINST  ABSTAIN
                                                       ---      -------  -------
                  2. Ratification of appointment
                     of Crowe, Chizek and Company
                     LLP as independent auditors   1,907,684    65,581   4,200

Item 5 -          Other Information:
                  There are no matters required to be reported under this item.

Item 6 -          Exhibits and Reports on Form 8-K:
                  (a) Exhibits: The following exhibit is filed herewith:
                      Exhibit No.                   Description

                           27.1                     Financial Data Schedule

                  (b) Reports on Form 8-K:

                      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BANK WEST FINANCIAL CORPORATION
                                          Registrant

Date:      November 13, 2000                 Ronald A. Van Houten
        ----------------------            -------------------------------------
                                          Ronald A. Van Houten,
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)



Date:        November 13, 2000                Kevin A. Twardy
         ---------------------            -------------------------------------
                                          Kevin A. Twardy, Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)