Form 10-Q
period 2000-12-31
BANK WEST FINANCIAL CORP
filed 2001-02-14
CIK 934598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2000

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                 to
                                           --------------     -------------

                         Commission File Number 0-25666


                         BANK WEST FINANCIAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Michigan                                       38-3203447
  ------------------------------                       --------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Shares of common stock, par value $.01 per share, outstanding as of February 13, 2001: 2,521,059.

                         BANK WEST FINANCIAL CORPORATION
                                    FORM 10-Q

                         Quarter Ended December 31, 2000

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:


ITEM 1 - Financial Statements                                                  Page
                                                                               ----

        Consolidated Balance Sheets -
                 December 31, 2000 (unaudited) and June 30, 2000 . . . . . . . . 3

        Consolidated Statements of Income (unaudited) -
                 For The Three and Six Months Ended December 31, 2000 and 1999 . 4

        Consolidated Statements of Comprehensive Income (unaudited) -
                 For The Three and Six Months Ended December 31, 2000 and 1999 . 5

        Consolidated Statements of Cash Flows (unaudited) -
                 For The Six Months Ended December 31, 2000 and 1999. . . . . .  6

        Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 8

ITEM 2 - Management's Discussion and Analysis of Financial Condition
                and Results of  Operations . . . . . . . . . . . . . . . . . . . 13
 .

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

ITEM 4 - Submission of Matters to a Vote of Security Holders . . . . . . . . . . 21

ITEM 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .  22

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23


                         BANK WEST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,         June 30,
                                                                 2000               2000
                                                             -------------      -------------
                                                              (Unaudited)

Cash and due from banks                                     $   5,784,215       $   3,564,615
Interest-bearing deposits                                       3,303,288             169,330
                                                            -------------       -------------
      Total cash and cash equivalents                           9,087,503           3,733,945

Securities available for sale (Note 5)                         34,767,185          42,601,603
Loans held for sale                                             4,138,851             572,731
Loans, net (Note 6)                                           225,400,478         210,717,246
Federal Home Loan Bank stock                                    4,500,000           4,500,000
Premises and equipment                                          3,648,622           3,694,888
Accrued interest receivable                                     1,586,696           1,439,246
Mortgage servicing rights                                         224,327             230,703
Real estate owned                                                 520,574             380,332
Other assets                                                      397,449             499,404
                                                            -------------       -------------


     Total assets                                           $ 284,271,685       $ 268,370,098
                                                            =============       =============


Deposits                                                    $ 176,447,272       $ 155,839,830
Federal Home Loan Bank borrowings                              83,042,669          88,803,024
Accrued interest payable                                          985,740             655,568
Advance payments by borrowers
   for taxes and insurance                                        238,986             574,319
Other liabilities                                                 314,235             274,531
                                                            -------------       -------------
       Total liabilities                                      261,028,902         246,147,272
                                                            -------------       -------------

Stockholders' Equity:
Common stock, $.01 par value; 10,000,000 shares
authorized;  2,521,059 issued at
   December 31, 2000
   and at June 30, 2000                                            25,211              25,211
Additional paid-in-capital                                     10,667,773          10,645,624
Retained earnings, substantially restricted                    13,467,434          13,034,267
Accumulated other comprehensive loss,
   net of tax benefit of $188,951 at December 31, 2000
   and $428,081 at June 30, 2000                                 (366,787)           (830,981)
Unallocated ESOP shares (Note 3)                                 (550,848)           (615,648)
Unearned Management Recognition Plan shares (Note 4)                   --             (35,647)
                                                            -------------       -------------
       Total stockholders' equity                              23,242,783          22,222,826
                                                            -------------       -------------

       Total liabilities and stockholders' equity           $ 284,271,685       $ 268,370,098
                                                            =============       =============


See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                         Three Months Ended                   Six Months Ended
                                                            December 31,                         December 31,
                                                       2000              1999              2000               1999
                                                  -------------      ------------      ------------       ------------
Interest and dividend income
        Loans                                      $  4,827,330      $  3,278,668      $  9,439,819       $  6,272,976
        Securities                                      665,292           756,570         1,360,698          1,460,675
        Other interest-bearing deposits                  13,150            41,872            29,131             75,163
        Dividends on FHLB stock                          96,148            75,550           192,295            136,701
                                                   ------------      ------------      ------------       ------------
                                                      5,601,920         4,152,660        11,021,943          7,945,515
                                                   ------------      ------------      ------------       ------------
Interest expense

        Deposits                                      2,447,104         1,522,476         4,690,160          2,976,703
        FHLB borrowings                               1,339,713           993,930         2,733,023          1,782,354
        Federal Funds                                     2,031            14,238             2,031             14,238
                                                   ------------      ------------      ------------       ------------
                                                      3,788,848         2,530,644         7,425,214          4,773,295
                                                   ------------      ------------      ------------       ------------
Net interest income                                   1,813,072         1,622,016         3,596,729          3,172,220

Provision for loan losses                               130,000            85,000           250,000            160,000
                                                   ------------      ------------      ------------       ------------

Net interest income after provision
    for loan losses                                   1,683,072         1,537,016         3,346,729          3,012,220
                                                   ------------      ------------      ------------       ------------

Other income

        Gain on sale of securities                       15,089                --            14,213                 --
        Loss on real estate owned                            --                --           (10,943)                --
        Gain on sale of loans                            83,282            17,648           107,590             73,410
        Fees and service charges                        125,281            87,601           226,837            162,764
                                                   ------------      ------------      ------------       ------------
                                                        223,652           105,249           337,697            236,174
                                                   ------------      ------------      ------------       ------------
Other expenses

        Compensation and benefits                       756,742           759,443         1,479,975          1,493,420
        Professional fees                                70,176           107,930           126,220            264,928
        Federal Deposit Insurance                         7,767            18,954            15,011             37,118
        Occupancy                                       102,205            85,081           195,056            161,741
        Furniture, fixtures and equipment                83,123            56,370           161,027            110,605
        Data processing                                  65,502            63,564           128,799            123,455
        Advertising                                      37,785            31,545            77,065             45,351
        Miscellaneous                                   202,412           165,647           381,631            324,238
                                                   ------------      ------------      ------------       ------------
                                                      1,325,712         1,288,534         2,564,784          2,560,856
                                                   ------------      ------------      ------------       ------------

Income before federal income tax expense                581,012           353,731         1,119,642            687,538

Federal income tax expense                              206,700           125,300           398,000            245,300
                                                   ------------      ------------      ------------       ------------

Net income                                         $    374,312      $    228,431      $    721,642       $    442,238
                                                   ============      ============      ============       ============

Earnings per share (Note 2)                        $        .16      $        .10      $        .30       $        .19
                                                   ============      ============      ============       ============
Earnings per share assuming dilution (Note 2)      $        .16      $        .10      $        .30       $        .18
                                                   ============      ============      ============       ============
Dividends per share                                $        .06      $        .06      $        .12       $        .12
                                                   ============      ============      ============       ============


See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                 Three Months Ended                   Six Months Ended
                                                                   December 31,                          December 31,
                                                               2000             1999               2000               1999
                                                          --------------    -------------    ----------------    -------------
Net Income                                                     $374,312         $228,431            $721,642         $442,238

Other comprehensive income, net of tax:
      Unrealized gains (losses) on securities available
                 for sale arising during the period             298,283         (219,876)            473,575         (372,848)
      Less reclassification adjustments for net gains
                 included in net income                          (9,959)              -               (9,381)              -
                                                          --------------    -------------    ----------------    -------------
      Total other comprehensive income                          288,324         (219,876)            464,194         (372,848)

Comprehensive income                                           $662,636           $8,555          $1,185,836          $69,390
                                                          ==============    =============    ================    =============


See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                    December 31,
                                                                               2000               1999
                                                                          -------------       ------------
Cash flows from operating activities
         Net income                                                        $    721,642       $    442,238
         Adjustments to reconcile net income to
         net cash from operating activities
              Origination and purchase of loans for sale                    (11,248,165)        (4,233,125)
              Proceeds from sale of mortgage loans                            7,789,635          6,058,070
              Net (gain) loss on sales of:
                 Real estate owned                                               10,943                 --
                 Loans                                                         (107,590)           (73,410)
                 Securities                                                     (14,213)                --
              Depreciation                                                      169,750            131,391
              Amortization of premiums, net                                      16,424             20,785
              ESOP expense                                                       86,949            102,516
              MRP expense                                                        35,647             65,000
              Provision for loan losses                                         250,000            160,000
              Change in:
                 Deferred loan fees                                             (15,890)          (119,988)
                 Other assets                                                  (282,601)           (68,332)
                 Other liabilities                                               34,543           (745,456)
                                                                           ------------       ------------
                         Net cash from (used in) operating activities        (2,552,926)         1,739,689
                                                                           ------------       ------------

Cash flows from investing activities

         Purchases of securities available for sale                          (4,125,945)        (4,566,675)
         Proceeds from sale of securities                                    12,470,962             40,000
         Proceeds from maturities, calls and principal
             payments of securities available for sale                          190,512          1,470,251
         Loan originations, net of repayments                               (10,690,580)       (29,186,772)
         Loans purchased for portfolio                                       (4,503,600)        (5,083,352)
         Purchase of FHLB stock                                                      --         (1,150,000)
         Proceeds from sale of real estate owned                                130,007                 --
         Property and equipment expenditures                                   (123,484)          (765,217)
                                                                           ------------       ------------
                         Net cash used in investing activities               (6,820,263)       (39,241,765)
                                                                           ------------       ------------

Cash flows from financing activities

         Proceeds from FHLB borrowings                                       61,000,000         37,242,348
         Repayment of FHLB borrowings                                       (66,760,355)       (12,000,000)
         Proceeds from Federal Funds borrowings                                      --          2,000,000
         Increase in deposits                                                20,607,442          5,625,547
         Repurchase of common stock                                                  --           (751,937)
         Exercise of stock options                                                   --             24,170
         Dividends paid on common stock                                        (288,475)          (289,118)
                                                                           ------------       ------------
                         Net cash from financing activities                  14,558,612         31,851,010
                                                                           ------------       ------------

See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30,

                                                          2000          1999
                                                      -----------   ------------

Net change in cash and cash equivalents                5,353,558     (5,651,066)

Cash and cash equivalents at beginning of period       3,733,945      9,105,868
                                                      -----------   ------------

Cash and cash equivalents at end of period            $9,087,503     $3,454,802
                                                      ===========   ============



Supplemental disclosures of cash flow information
    Cash paid during the period for:
                Interest                              $7,095,042     $4,731,543
                Income taxes                             375,000        100,000
         Transfer of loans to real estate owned          276,838        420,257




See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Three and Six
                         Months Ended December 31, 2000
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements consist of the accounts of Bank West Financial Corporation (the Company) and its wholly owned subsidiary, Bank West (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These unaudited financial statements include estimates and assumptions made by management based upon available information. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the year ending June 30, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended June 30, 2000, included in the Company's 2000 Annual Report.

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

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 2000
                                   (Unaudited)

NOTE 2 - EARNINGS PER SHARE (Continued)

A reconciliation of the numerators and denominators of Earnings Per Share and Earnings Per Share Assuming Dilution for the three and six months ended December 31, 2000 and 1999 is as follows:


                                                          Three Months Ended              Six Months Ended
                                                              December 31,                    December 31,
                                                         2000             1999           2000             1999
                                                         ----             ----           ----             ----
Earnings Per Share

            Net income                                 $  374,312      $  228,431      $  721,642      $  442,238
                                                       ==========      ==========      ==========      ==========

            Weighted average common shares
              outstanding                               2,377,713       2,335,717       2,374,675      $2,362,867
                                                       ==========      ==========      ==========      ==========

            Earnings Per Share                         $      .16      $      .10      $      .30      $      .19
                                                       ==========      ==========      ==========      ==========

Earnings Per Share Assuming Dilution

            Net income                                 $  374,312      $  228,431      $  721,642      $  442,237
                                                       ==========      ==========      ==========      ==========
            Weighted average common shares
              outstanding                               2,377,713       2,335,717       2,374,675       2,362,867
            Add: dilutive effects of assumed
              exercise of stock options
              and unvested MRP's
                        Stock options                       1,112          27,026              --          39,092
                        MRP shares                          2,027           1,211           7,754             923
                                                       ----------      ----------      ----------      ----------
            Weighted average common and dilutive
              potential common shares outstanding       2,380,852       2,363,954       2,382,429       2,402,882
                                                       ==========      ==========      ==========      ==========

            Earnings Per Share Assuming Dilution       $      .16      $      .10      $      .30      $      .18
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

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 2000
                                   (Unaudited)

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

To fund the ESOP, $1,296,048 was borrowed from the Company for the purpose of purchasing 243,009 shares of common stock at $5.33 per share. Principal and interest payments on the loan are due in quarterly installments, with the final payment of principal and accrued interest being due and payable at maturity, which is June 30, 2005. Interest is payable during the term of the loan at a fixed rate of 7.0%. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated among participants on the basis of total compensation, as defined. The unallocated ESOP shares are shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets. ESOP expense of $47,000 and $49,000 was recorded for the three months ended December 31, 2000 and 1999, compared to $87,000 and $103,000 for the six months ended December 31, 2000 and 1999.

NOTE 4 - STOCK BASED COMPENSATION PLANS

The Company has  established  an employee  and a  directors'  stock  option plan
(SOPs) and an officers' and a directors' management recognition plan (MRPs). The employee stock option plan and the officers' MRP are administered by a committee of non-employee directors of the Company, while grants under the directors' stock option plan and the directors' MRP are pursuant to formulas set forth in the plans. Total shares made available under the SOPs and MRPs were 347,155 and 138,862, respectively. As of December 31, 2000, there were outstanding options to purchase 240,262 shares of common stock at exercise prices between $6.063 and $9.00 per share, which represent the average of the high and low sales prices of the Company's stock on the dates of the awards. At December 31, 2000, there were 82,464 option shares reserved for future grants. As of December 31, 2000, 24,430 options have been exercised. No compensation expense was recognized in connection with the issuance of the options. Management has concluded that the Company will not adopt the accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting. Subsequent to December 31, 2000, 57,550 options were granted at an exercise price of $8.375, which was the market price on the date of grant. Thus, no compensation expense was recorded for these options. 37,500 of these options vest over an eight month period and the remaining 20,050 options granted vest over an eighteen month period.

The Committee has awarded 58,321 shares of common stock under the officers' MRP and 41,657 shares of common stock under the directors' MRP, net of forfeitures. MRP awards vest in five equal annual installments, with the final award vesting on October 25, 2000. Compensation expense for the MRPs is recognized on a pro-rata basis over the vesting period of the awards. Compensation expense of $9,000 and $37,000 were charged to compensation expense for the MRPs for the three months ended December 31, 2000 and 1999, compared to $87,000 and $103,000 for the six months ended December 31, 2000 and 1999. The reduction in compensation expense for current periods was due to the final vesting of MRP's in October of 2000. Accordingly, the unearned compensation value of the MRPs shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets was zero at December 31, 2000 versus $36,000 at June 30, 2000.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 2000
                                   (Unaudited)

NOTE 5 - SECURITIES

The amortized cost and estimated fair values of securities at December 31, 2000 and June 30, 2000 are as follows:

Available for Sale

                                                              Gross              Gross
                                            Amortized       Unrealized         Unrealized           Fair
                                              Cost            Gains              Losses             Value
                                          -----------      ----------         ----------         -----------
December 31, 2000
U.S. agencies                             $ 5,999,338      $     -            $  (40,547)        $ 5,958,791
Corporate bonds                             4,769,971          11,762               (299)          4,781,434
Commercial paper                            2,725,461            -                (5,244)          2,720,217
Taxable municipal bonds                     3,451,312          20,489             (1,717)          3,470,084
Non-taxable municipal bonds                   100,668           1,024                 -              101,692
Mortgage-backed securities                  2,786,153           1,697            (34,404)          2,753,446
Trust preferred stock                         500,000            -              (150,000)            350,000
Collateralized mortgage obligations        14,990,021            -              (358,500)         14,631,521
                                          -----------      ----------         ----------         -----------
                                          $35,322,924      $   34,972         $ (590,711)        $34,767,185
                                          ===========      ==========         ==========         ===========


June 30, 2000
U.S. agencies                             $10,919,802      $     -           $  (357,927)        $10,561,875
Corporate bonds                             5,762,543            -              (149,730)          5,612,813
Taxable municipal bonds                     3,559,878            -               (88,975)          3,470,903
Non-taxable municipal bonds                   680,950           5,046               -                685,996
Mortgage-backed securities                  2,885,607            -              (180,195)          2,705,412
Trust preferred stock                         500,000            -               (97,500)            402,500
Collateralized mortgage obligations        19,551,885          53,582           (443,363)         19,162,104
                                          -----------      ----------        -----------         -----------
                                          $43,860,665      $   58,628        $(1,317,690)        $42,601,603
                                          ===========      ==========        ============        ===========

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Three and Six Months Ended December 31, 2000
                                   (Unaudited)

NOTE 6 - LOANS


Loans are classified as follows:                             December 31,         June 30,
                                                                2000               2000
                                                                ----               ----
Real estate loans:
           One-to four-family residential - fixed rate      $ 14,137,925      $  15,425,090
           One-to four-family residential - balloon           81,438,912         79,222,832
           One-to four-family residential - adjustable        15,615,834         17,215,143
           Construction and land development                  27,586,367         29,455,954
           Commercial mortgages                               38,963,826         32,867,625
           Home equity lines of credit                        13,786,720         12,516,347
           Second mortgages                                   18,184,903         16,580,734
                                                            ------------      -------------
                Total mortgage loans                         209,714,487        203,283,725
Consumer loans                                                 2,824,052          2,368,998
Commercial non-mortgage                                       22,342,655         16,324,067
                                                           -------------      -------------
                Total                                        234,881,194        221,976,790
Less:
           Loans in process                                    9,016,205         11,025,478
           Deferred fees and costs                              (625,752)          (609,862)
           Allowance for loan losses                           1,090,263            843,928
                                                           -------------      -------------
                                                           $ 225,400,478      $ 210,717,246
                                                           =============      =============


Provisions for losses on loans are charged to operations based on management's evaluation of probable incurred losses in the portfolio. In addition to providing loss allocations on specific loans where a decline in value has been identified, general provisions for losses are established based upon the overall portfolio composition and general market conditions. In establishing both specific and general loss allocations, management reviews individual loans, recent loss experience, current economic conditions, the overall balance and composition of the portfolio, and such other factors which, in management's judgment, deserve recognition in estimating probable losses. Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and borrower circumstances.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of Bank West Financial Corporation and its wholly owned subsidiary, Bank West, at December 31, 2000 and June 30, 2000 and the consolidated results of operations for the three and six months ended December 31, 2000 with the same periods in 1999. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets increased by $15.9 million or 5.9% from $268.4 million at June 30, 2000 to $284.3 million at December 31, 2000. The increase in total assets was due to an increase in total loans, net by $14.7 million or 7.0%, an increase in cash and cash equivalents by $5.4 million or 145.9% and an increase in loans held for sale by $3.5 million or 583.3%. The increase in total loans was primarily due to commercial loan growth, while a higher dollar amount of loan originations for resale contributed to the increase in loans held for sale. The increase in cash and cash equivalents was due to higher than expected deposits at year-end. Management expects continued growth in commercial loans during fiscal 2001, which is anticipated to increase the Bank's net interest income. The above increases in assets were partially offset by a decrease in securities by $7.8 million. Securities decreased primarily due to sales of agencies, collateralized mortgage obligations and corporate bonds to raise liquidity for loan growth.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Bank's mortgage banking activities consist of selling newly originated and purchased one- to four -family loans into the secondary market. The dollar amount of loans originated and purchased for resale in the three months ended December 31, 2000 increased by $5.8 million or 363% to $7.4 million compared to $1.6 million in the December 31, 1999 quarter. For the six months ended December 31, 2000, loans originated and purchased for resale increased by $7.0 million or 166.7% versus the six months ended December 31, 1999. The increases were primarily due to the recent decline in overall market interest rates. The Bank has continued to take steps to reduce overhead expenses in the mortgage banking area by consolidating functions and by re-assigning certain personnel to other departments within the Bank. Due to competitive forces, management intends to significantly decrease its efforts in the wholesale mortgage banking area in the coming months. Mortgage loans originated and purchased for resale in the current quarter consisted primarily of 30-year fixed-rate loans. The Bank's recent strategy in the one- to four -family lending area has been to sell the majority of its residential loan volume since residential balloon loan products are no longer available for portfolio.

The Bank has increased both its commercial mortgage and commercial non-mortgage loans by $6.1 million and $6.0 million, respectively since June 30, 2000. Management expects to continue its emphasis on commercial lending in an effort to improve the Bank's interest margin and earnings, as well as to diversify its loan portfolio.

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

Securities available for sale decreased by approximately $7.8 million since June 30, 2000 primarily due to the sale of $12.5 million of securities, partially offset by purchases of short-term commercial paper (see Note 5 to consolidated financial statements for more information). Securities were sold to generate liquidity to fund anticipated loan growth. The unrealized loss, net of federal income taxes, on available for sale securities at December 31, 2000 was $367,000. This amount is shown as a component of stockholders' equity. The recent decrease in overall market interest rates resulted in the total net unrealized loss in securities available for sale to decrease by $464,000 from June 30, 2000.

Cash and cash equivalents increased by $5.4 million from June 30, 2000 to December 31, 2000, primarily due to higher customer deposits on the last day of the current quarter versus the prior year's quarter. See "Liquidity and Capital Resources" section for additional information on the Bank's liquidity.

Total deposits increased by $20.6 million or 13.2% from June 30, 2000 to December 31, 2000, primarily due to an increase in certificates of deposit and money market accounts. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Customers have become more interest rate conscious. Based on its experience, the Bank believes that its savings, NOW and demand accounts are relatively stable sources of deposits. However, the Bank's ability to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be affected by market conditions.

When deposit growth does not match the growth of assets, other funding sources such as FHLB advances and Federal Funds are utilized. During the six months ended December 31, 2000, the Bank decreased FHLB advances by $5.8 million since the proceeds from the sales of securities and deposit growth were adequate to fund loan growth. The Bank's continued strong loan growth is expected to result in a greater dependence on broker-arranged certificates of deposit if retail deposit growth does not match loan growth. At December 31, 2000, the Bank had broker-arranged certificates of deposit totaling $51.0 million, compared to $37.6 million at June 30, 2000. The rates paid on broker-arranged certificates of deposit, including the amortization of any fee paid over the term of the certificate, approximate the rates paid on retail certificates of deposit and have been slightly higher than the comparable term FHLB borrowings.

Stockholders' equity increased from $22.2 million at June 30, 2000 to $23.2 million at December 31, 2000. The increase was primarily due to net income of $722,000 and a decrease in the net unrealized loss on securities available for sale by $464,000.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The table below sets forth the amounts and categories of non-performing assets at December 31, 2000 and June 30, 2000: December 31, June 30,

                                                      2000        2000
                                                      ----        ----
                                                   (Dollars in Thousands)
Non-accrual loans
          One- to four-family                       $  164       $  14
          Construction and land development            157         275
          Commercial mortgage                           -           -
          Commercial non-mortgage                      118          -
          Consumer (including home equity loans)       252         115
                                                    ------       -----
             Total                                     691         404
Foreclosed assets
          One- to four-family                          521         380
                                                    ------       -----
Total non-performing assets                         $1,212       $ 784
                                                    ======       =====
Total as a percentage of total assets                 .43%        .29%
                                                    ======       =====

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The allowance for loan losses totaled $1,090,000 or 157.7% of total non-performing loans at December 31, 2000 compared to $844,000 or 208.9% of total non-performing loans at December 31, 1999. During the three and six months ended December 31, 2000, charge-offs totaled $3,000 and $4,000. The increase in one- to four- family foreclosed assets relates to taking the deed to the underlying properties that collateralized builder spec loans during the relatively higher interest rate environment and the corresponding slow-down middle-market spec home sales during the past year. As a result, the Bank has tightened its underwriting standards with respect to builder spec loans. Recently, management decided to significantly decrease the number of correspondents eligible to sell these types of loans to the Bank and concentrate primarily on local builders. At December 31, 2000, $137.1 million or 58.3% of the Bank's total loan portfolio was collateralized by first liens on one-to four-family residences compared to $141.3 million or 63.7% at December 31, 1999.

RESULTS OF OPERATIONS

Net Income. Net income increased by $146,000 or 64.0% in the three months ended December 31, 2000 and by $280,000 or 63.3% in the six months ended December 31, 2000 as compared to the same periods in the prior fiscal year. The increases were primarily due to growth in net interest income, lower professional fees and higher gains on sale of loans. See the following sections for additional information.

Net Interest Income. Net interest income increased by $191,000 or 11.8% in the quarter ended December 31, 2000 over the comparable 1999 period. Net interest income increased due to higher average loans outstanding by $55.9 million or 32.6% resulting from strong growth in residential balloon mortgages and commercial loans. This increase was partially offset by a decrease in the Bank's interest margin from 2.92% for the quarter ended December 31, 1999 to 2.69% for the quarter ended December 31, 2000. The decrease in interest margin was primarily due to the upward repricing of certificates of deposit and FHLB advances in the relatively higher overall interest rate environment compared to the prior year.

For the six months ended December 31, 2000, net interest income increased by $425,000 or 13.4% due to higher average loans outstanding by $59.7 million or 36.4% resulting from strong growth in residential balloon mortgages and commercial loans. This increase was partially offset by a decrease in the Bank's interest margin from 2.95% for the six months ended December 31, 1999 to 2.70% for the six months ended ended December 31, 2000. The decrease in interest margin was primarily due to the upward repricing of certificates of deposit and FHLB advances in the relatively higher overall interest rate environment compared to the prior year.

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

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

           Average Balances, Interest Rates and Yields (Continued).

                                                              Six Months Ended                     Six Months Ended
                                                              December 31, 2000                    December 31, 1999
                                                              -----------------                    -----------------
                                                                            Average                                 Average
                                                     Average                Yield/       Average                    Yield/
                                                     Balance    Interest     Rate        Balance      Interest       Rate
                                                     -------    --------     ----        -------      --------       ----
                                                                           (Dollars in Thousands)
Interest-earning assets:
      Loans receivable                              $  223,469  $ 9,440      8.45%       $163,820      $ 6,273       7.66%
      Securities                                        38,206    1,361      7.12          44,754        1,461       6.53
      Interest-bearing deposits                            475       29      6.25           2,649           75       5.66
      FHLB stock                                         4,500      192      8.53           3,508          137       7.81
                                                    ----------  -------      ----        --------      -------       ----
           Total interest-earning assets               266,650   11,022      8.27         214,731        7,946       7.40
Noninterest-earning assets                              11,195                              7,997
                                                    ----------                           --------
           Total assets                             $  277,845                           $222,728
                                                    ==========                           ========

Interest-bearing liabilities:
      Savings, checking and MMDA's                  $   38,172  $   581      3.04%       $ 35,380      $   472       2.67%
      Certificate of deposit                           129,642    4,109      6.34          94,906        2,520       5.31
      Other borrowings                                  85,513    2,735      6.40          68,991        1,782       5.17
                                                    ----------  -------      ----        --------      -------       ----
           Total interest-bearing liabilities          253,327    7,425      5.86         199,277        4,774       4.79
Noninterest-bearing liabilities                          1,839                              1,398
                                                    ----------                           --------
           Total liabilities                           255,166                            200,675
Stockholders' equity                                    22,679                             22,053
                                                    ----------                           --------
Total liabilities and stockholders' equity            $277,845                           $222,728
                                                    ==========                           ========

Net interest income; average interest spread                    $ 3,597      2.41%                     $ 3,172       2.61%
                                                                =======      ====                      =======       ===
Net interest margin                                                          2.70%                                   2.95%
                                                                             ====                                    ====

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

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Rate/Volume Analysis (Continued).

                                                  Six Months Ended December 31, 2000 vs.
                                                    Six Months Ended December 31, 1999
                                                  --------------------------------------
                                                               Increase
                                                              (Decrease)
                                                                 Due to
                                                              ----------
                                                                               Total
                                                   Rate                      Increase
                                                  Effect        Volume      (Decrease)
                                                  ------        ------      ----------
                                                            (In Thousands)
Interest income:
      Loans receivable                          $    699        $ 2,468       $3,167
      Securities                                     125          (225)        (100)
      Interest-bearing deposits                        9           (55)         (46)
      FHLB stock                                      14             41           55
                                                --------        -------       ------
           Total interest income                     847          2,229        3,076
                                                --------        -------       ------

Interest expense:
      Savings, checking and MMDA's                    69             39          108
      Certificates of deposit                        551          1,039        1,590
      Other borrowings                               475            478          953
                                                --------        -------       ------
           Total interest expense                  1,095          1,556        2,651
                                                --------        -------       ------
Increase (decrease) in net interest income      $  (248)        $   673       $  425
                                                ========        =======       ======

Provision for Loan Losses. The provision for loan losses increased by $45,000 or 52.9% and $90,000 or 56.3% in the three and six months ended December 31, 2000 over the comparable 1999 periods. Management has increased the provision for loan losses due primarily to the increase in commercial loans requiring additional loss allocations. The allowance for loan losses equaled .46% of the total loan portfolio and 157.7% of nonperforming loans at December 31, 2000 compared to .38% and 208.9% at June 30, 2000.

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

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income. Total other income increased by $119,000 or 113.3% in the three months ended December 31, 2000 from the comparable prior period. The increase was primarily due to higher mortgage banking related gain on sale of loans by $65,000 or 361.1%. The increase is due to higher mortgage loan sales volume resulting from the recent decline in mortgage interest rates. Also, fees and service charges were higher by $37,000 related to increased service charge related activities in the Bank's deposit branch system.

For the six months ended December 31, 2000, other income increased by $102,000 or 43.2% primarily due to higher gain on sale of loans by $35,000 or 47.9% and by higher fees and service charges by $64,000 or 39.3%. The increases were due to the same reasons discussed above.

Other Expenses. Total other expenses increased by $37,000 or 2.9% in the quarter ended December 31, 2000 over the comparable 1999 period. Furniture, fixtures and equipment expense ("FFE") was higher by $27,000 or 48.2% due to depreciation expense and maintenance agreement costs associated with software purchases in December 1999. Thus, the prior year did not reflect these higher costs. Occupancy expense was higher by $17,000 or 20.0% due to accelerated depreciation on leasehold improvements in one branch facility expected to be relocated during calendar 2001. Miscellaneous expenses were higher by $36,000 or 21.7% during the December 31, 2000 quarter; however no category materially changed when compared to the prior period. The above increases were partially offset by lower professional fees of $38,000 or 35.2%, primarily due to lower legal costs associated with defending the class action lawsuit filed on July 17, 1998 by a Bank West borrower. This lawsuit was dismissed in March of 2000 during summary judgment hearings. See Part II, Item 1 for additional information. Also, FDIC insurance expense was lower by $11,000 or 57.9% due to an expected premium reduction for the thrift industry.

For the six months ended December 31, 2000, total other expenses were higher by $4,000 or .2% from the comparable 1999 period. Increases in occupancy, FFE, advertising and miscellaneous expenses were partially offset by decreases in professional fees, FDIC insurance expense and compensation and benefits expense.

Federal Income Tax Expense. Federal income tax expense increased by $82,000 or 65.6% and by $153,000 or 62.4% in the three and six months ended December 31, 2000 over the comparable 1999 periods due to higher pre-tax income levels.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Bank maintains a level of liquidity consistent with management's assessment of expected loan demand, proceeds from loan sales, deposit flows and yields available on interest-earning deposits and investment securities. When overnight deposits fall below management's targeted level, management generally borrows FHLB advances instead of selling securities. However, during the recent quarter, securities were sold to generate liquidity for anticipated loan growth during the next quarter.

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

The Bank routinely borrows FHLB advances when overnight deposits are drawn to low levels. These borrowings are made pursuant to a hybrid blanket collateral agreement with the FHLB. At December 31, 2000, the Bank has approximately $8.9 million of excess borrowing capacity based on eligible collateral under the hybrid blanket collateral agreement with the FHLB. At December 31, 2000, the Bank had $8.0 million of excess borrowing capacity of Federal Funds with a correspondent bank. The Bank's continued strong loan growth will require a greater usage of broker-arranged certificates of deposit, FHLB advances and Federal Funds if retail deposit growth does not match loan growth. At December 31, 2000, the Bank had broker-arranged certificates of deposit totaling $51.0 million.

The Company (excluding the Bank) also has a need for, and sources of, liquidity. Dividends from the Bank and interest income and gains on investments are its primary sources. The Company also has modest operating costs and has paid a regular quarterly cash dividend.

Bank West is subject to capital to asset requirements in accordance with banking regulations. At December 31, 2000, Bank West was categorized as well capitalized with a Tier I capital ratio of 8.1% and a risk-based capital ratio of 12.0% compared to 8.3% and 12.4% at June 30, 2000.

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                         Quarter Ended December 31, 2000

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

          During fiscal 2000, a final judgment in favor of the Bank was made in the Cowles case and an order granting summary disposition to the Bank was made in the Newton case. A claim for appeal has been made in each case. Based on a review of current facts and circumstances, management is unable to determine the amount of loss, if any, that is possible. Therefore, no accrual for any liability has been made in these consolidated financial statements. Management intends to continue to contest these cases vigorously.

          The Company and the Bank are also subject to certain other legal actions arising in the ordinary course of business. In the opinion of management, ultimate disposition of these other matters is not expected to have a material adverse effect on the consolidated financial position of the Company.

Item 2 -  Changes in Securities and Use of Proceeds:

          There are no matters required to be reported under this item.

Item 3 -  Defaults Upon Senior Securities:

          There are no matters required to be reported under this item.

Item 4 -  Submission  of Matters to a Vote of  Security-Holders:

          There are no matters required to be reported under this item.

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                         Quarter Ended December 31, 2000

PART II - OTHER INFORMATION (Continued)

Item 5 -  Other Information:

          There are no matters required to be reported under this item.

Item 6 -  Exhibits and Reports on Form 8-K:

          No exhibits are required to be filed.

          (b) Reports on Form 8-K:

               No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BANK WEST FINANCIAL CORPORATION
                                      Registrant

Date:     February 14, 2001             /s/ Ronald A. Van Houten
      -------------------------       ----------------------------------------
                                        Ronald A. Van Houten,
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer)



Date:    February 14, 2001              /s/ Kevin A. Twardy
      ------------------------        ----------------------------------------
                                        Kevin A. Twardy, Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)