Form 10-Q
period 2001-03-31
BANK WEST FINANCIAL CORP
filed 2001-05-15
CIK 934598

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Shares of common stock, par value $.01 per share, outstanding as of May 14, 2001: 2,485,491.

                         BANK WEST FINANCIAL CORPORATION
                                    FORM 10-Q
                          Quarter Ended March 31, 2001

                         PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

ITEM 1 - Financial Statements                                               Page
                                                                            ----
           Consolidated Balance Sheets -
                  March 31, 2001 (unaudited) and June 30, 2000 . . . . . . .   3

           Consolidated Statements of Income (unaudited) -
                  For The Three and Nine Months Ended March 31, 2001 and 2000  4

           Consolidated Statements of Comprehensive Income (unaudited) -
                  For The Three and Nine Months Ended March 31, 2001 and 2000  5

           Consolidated Statements of Cash Flows (unaudited) -
                  For The Nine Months Ended March 31, 2001 and 2000 . . . . .  6

           Notes to Consolidated Financial Statements . . . . . . . . . . . .  8

ITEM 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . . . . 14

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk
               Not applicable since the registrant meets the definition of a small business issuer.

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  22

ITEM 2 - Changes in Securities and Use of Proceeds . . . . . . . . . . . . .  22

ITEM 3 - Defaults upon Senior Securities . . . . . . . . . . . . . . . . . .  22

ITEM 4 - Submission of Matters to a Vote of Security Holders . . . . . . . .  22

ITEM 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . .  23

ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 23

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24


                                 BANK WEST FINANCIAL CORPORATION
                                   CONSOLIDATED BALANCE SHEETS

                                                                March 31,           June 30,
                                                                  2001                 2000
                                                              -------------       -------------
                                                               (Unaudited)
ASSETS
    Cash and due from banks                                   $   3,954,165       $   3,564,615
    Interest-bearing deposits                                     2,468,945             169,330
                                                              -------------       -------------
          Total cash and cash equivalents                         6,423,110           3,733,945

    Securities available for sale (Note 6)                       27,933,103          42,601,603
    Loans held for sale                                           5,736,302             572,731
    Loans, net (Note 7)                                         228,304,086         210,717,246
    Federal Home Loan Bank stock                                  4,500,000           4,500,000
    Premises and equipment                                        3,591,444           3,694,888
    Accrued interest receivable                                   1,579,803           1,439,246
    Mortgage servicing rights                                       223,623             230,703
    Real estate owned                                               251,084             380,332
    Other assets                                                    393,013             499,404
                                                              -------------       -------------


         Total assets                                         $ 278,935,568       $ 268,370,098
                                                              =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Deposits                                                  $ 178,619,910       $ 155,839,830
    Federal Home Loan Bank borrowings                            74,259,486          88,803,024
    Accrued interest payable                                      1,415,816             655,568
    Advance payments by borrowers
       for taxes and insurance                                      291,546             574,319
    Other liabilities                                               374,433             274,531
                                                              -------------       -------------
           Total liabilities                                    254,961,191         246,147,272
                                                              -------------       -------------

    Stockholders' Equity:
    Common stock, $.01 par value; 10,000,000 shares
       authorized; 2,485,491 issued
       at March 31, 2001
       and 2,521,059 at June 30, 2000                                24,855              25,211
    Additional paid-in-capital                                   10,714,529          10,645,624
    Retained earnings, substantially restricted                  13,750,432          13,034,267
    Accumulated other comprehensive income (loss),
       net of taxes of $1,550 at March 31, 2001
       and tax benefit of $428,081 at June 30, 2000                   3,009            (830,981)
    Unallocated ESOP shares (Note 3)                               (518,448)           (615,648)
    Unearned Management Recognition Plan shares (Note 5)               --               (35,647)
                                                              -------------       -------------
           Total stockholders' equity                            23,974,377          22,222,826
                                                              -------------       -------------

           Total liabilities and stockholders' equity         $ 278,935,568       $ 268,370,098
                                                              =============       =============




          See accompanying notes to consolidated financial statements.

                                             BANK WEST FINANCIAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)


                                                          Three Months Ended                   Nine Months Ended
                                                             March 31,                                March 31,
                                                       2001                2000              2001              2000
                                                   ------------       ------------       ------------       ------------
Interest and dividend income
        Loans                                      $  4,825,254       $  3,702,601       $ 14,265,073       $  9,975,577
        Securities                                      496,036            772,296          1,856,734          2,232,971
        Other interest-bearing deposits                  25,160             18,713             54,291             93,876
        Dividends on FHLB stock                          88,767             83,345            281,062            220,046
                                                   ------------       ------------       ------------       ------------
                                                      5,435,217          4,576,955         16,457,160         12,522,470
                                                   ------------       ------------       ------------       ------------
Interest expense
        Deposits                                      2,453,340          1,665,537          7,143,500          4,642,240
        FHLB borrowings                               1,099,500          1,174,347          3,832,523          2,956,701
        Federal Funds                                      --               18,433              2,031             32,671
                                                   ------------       ------------       ------------       ------------
                                                      3,552,840          2,858,317         10,978,054          7,631,612
                                                   ------------       ------------       ------------       ------------
Net interest income                                   1,882,377          1,718,638          5,479,106          4,890,858

Provision for loan losses                               135,000            120,000            385,000            280,000
                                                   ------------       ------------       ------------       ------------

Net interest income after provision
    for loan losses                                   1,747,377          1,598,638          5,094,106          4,610,858
                                                   ------------       ------------       ------------       ------------

Other income
        Gain (loss) on sale of securities                34,004            (22,140)            48,217            (22,140)
        Loss on sale of real estate owned               (24,250)            (4,260)           (35,193)            (4,260)
        Gain on sale of loans                           156,581             19,902            264,171             93,312
        Fees and service charges                        129,456            106,141            356,293            268,905
                                                   ------------       ------------       ------------       ------------
                                                        295,791             99,643            633,488            335,817
                                                   ------------       ------------       ------------       ------------
Other expenses
        Compensation and benefits                       815,319            719,111          2,295,294          2,212,531
        Professional fees                                70,999             60,168            197,219            325,096
        Federal deposit insurance                         8,078              6,903             23,089             44,021
        Occupancy                                        93,524             75,934            270,868            226,953
        Furniture, fixtures and equipment               120,407             99,203            273,146            200,726
        Data processing                                  70,997             70,005            199,796            193,460
        Advertising                                      37,935             53,713            115,000             99,064
        Miscellaneous                                   163,173            145,323            570,804            489,365
                                                   ------------       ------------       ------------       ------------
                                                      1,380,432          1,230,360          3,945,216          3,791,216
                                                   ------------       ------------       ------------       ------------

Income before federal income tax expense                662,736            467,921          1,782,378          1,155,459

Federal income tax expense                              235,000            166,200            633,000            411,500
                                                   ------------       ------------       ------------       ------------

Net income                                         $    427,736       $    301,721       $  1,149,378       $    743,959
                                                   ============       ============       ============       ============

Earnings per share (Note 2)                        $        .18       $        .13       $        .48       $        .32
                                                   ============       ============       ============       ============
Earnings per share assuming dilution (Note 2)      $        .18       $        .13       $        .48       $        .31
                                                   ============       ============       ============       ============
Dividends per share                                $        .06       $        .06       $        .18       $        .18
                                                   ============       ============       ============       ============




          See accompanying notes to consolidated financial statements.


                                                  BANK WEST FINANCIAL CORPORATION
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                            (Unaudited)



                                                                       Three Months Ended                 Nine Months Ended
                                                                             March 31,                         March 31,
                                                                     2001              2000             2001              2000
                                                                 -----------       -----------       -----------       -----------
Net Income                                                       $   427,736       $   301,721       $ 1,149,378       $   743,959

Other comprehensive income (loss), net of tax:

      Net unrealized gains (losses) on securities available
                 for sale arising during the period                  392,239          (275,049)          865,813          (647,897)

      Less reclassification adjustments for net (gains)
                 losses included in net income                       (22,443)           14,612           (31,823)           14,612
                                                                 -----------       -----------       -----------       -----------

      Total other comprehensive income (loss)                        369,796          (260,437)          833,990          (633,285)
                                                                 -----------       -----------       -----------       -----------

Comprehensive income                                             $   797,532       $    41,284       $ 1,983,368       $   110,674
                                                                 ===========       ===========       ===========       ===========




                                      BANK WEST FINANCIAL CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)


                                                                              Nine Months Ended
                                                                                    March 31,
                                                                            2001                2000
                                                                        -------------       -------------
Cash flows from operating activities
        Net income                                                      $   1,149,378       $     743,959
        Adjustments to reconcile net income to
        net cash from operating activities
             Origination and purchase of loans for sale                   (23,470,396)         (5,815,371)
             Proceeds from sale of mortgage loans                          18,570,996           7,531,160
             Net (gain) loss on sales of:
                Real estate owned                                              35,193               4,260
                Loans                                                        (264,171)            (93,312)
                Securities                                                    (48,217)             22,140
             Depreciation                                                     256,716             216,440
             Amortization of premiums, net                                     33,380              25,852
             ESOP expense                                                     138,586             147,318
             MRP expense                                                       35,647              92,000
             Provision for loan losses                                        385,000             280,000
             Change in:
                Deferred loan fees                                            (23,742)           (142,304)
                Other assets                                                  (45,545)           (266,967)
                Other liabilities                                             147,747            (563,251)
                                                                        -------------       -------------
                      Net cash from (used in) operating activities         (3,099,428)          2,181,924
                                                                        -------------       -------------

Cash flows from investing activities
        Purchases of securities available for sale                        (11,024,041)         (4,667,769)
        Proceeds from sale of securities available for sale                20,475,000              40,000
        Proceeds from maturities, calls and principal
            payments of securities available for sale                       6,495,998           1,550,171
        Loan originations, net of repayments                              (13,721,336)        (35,332,073)
        Loans purchased for portfolio                                      (4,503,600)        (16,317,406)
        Purchase of FHLB stock                                                   --            (1,800,000)
        Proceeds from sale of real estate owned                               390,012             368,946
        Property and equipment expenditures                                  (153,932)           (938,825)
                                                                        -------------       -------------
                      Net cash used in investing activities                (2,041,899)        (57,096,956)
                                                                        -------------       -------------

Cash flows from financing activities
        Proceeds from FHLB borrowings                                     112,000,000          84,373,785
        Repayment of FHLB borrowings                                     (126,543,538)        (46,000,000)
        Proceeds from Federal Funds borrowings                                   --               500,000
        Increase in deposits                                               22,780,080          12,022,914
        Repurchase of common stock                                               --              (751,937)
        Exercise of stock options                                              27,163              24,170
        Dividends paid on common stock                                       (433,213)           (431,997)
                                                                        -------------       -------------
                      Net cash from financing activities                    7,830,492          49,736,935
                                                                        -------------       -------------


          See accompanying notes to consolidated financial statements.

                               BANK WEST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                         (Unaudited)


                                                                     Nine Months Ended
                                                                          March 31,
                                                                   2001            2000
                                                               -----------      -----------

Net change in cash and cash equivalents                          2,689,165       (5,178,097)

Cash and cash equivalents at beginning of period                 3,733,945        9,105,868
                                                               -----------      -----------

Cash and cash equivalents at end of period                     $ 6,423,110      $ 3,927,771
                                                               ===========      ===========



Supplemental disclosures of cash flow information:
Cash paid during the period for:
               Interest                                        $10,217,806      $ 7,521,582
               Income taxes                                        635,000          427,000
Supplemental disclosures of noncash investing activities:
        Transfer of loans to real estate owned                     276,838          502,568




          See accompanying notes to consolidated financial statements.

                         BANK WEST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three and Nine Months Ended March 31, 2001
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements consist of the accounts of Bank West Financial Corporation (the Company) and its wholly owned subsidiary, Bank West. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending June 30, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended June 30, 2000, included in the Company's 2000 Annual Report.


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

                               BANK WEST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         Three and Nine Months Ended March 31, 2001
                                         (Unaudited)

NOTE 2 - EARNINGS PER SHARE (Continued)

A reconciliation of the numerators and denominators of Earnings Per Share and Earnings Per Share Assuming Dilution for the three and nine months ended March 31, 2001 and 2000 is as follows:

                                                         Three Months Ended              Nine Months Ended
                                                              March 31,                      March 31,
                                                       2001            2000            2001            2000
                                                    ----------      ----------      ----------      ----------
Earnings Per Share
         Net income                                 $  427,736      $  301,721      $1,149,178      $  743,959
                                                    ==========      ==========      ==========      ==========

         Weighted average common shares
           outstanding                               2,384,680       2,346,752       2,377,238       2,360,802
                                                    ==========      ==========      ==========      ==========

         Earnings Per Share                         $      .18      $      .13      $      .48      $      .32
                                                    ==========      ==========      ==========      ==========

Earnings Per Share Assuming Dilution
         Net income                                 $  427,736      $  301,721      $1,149,178      $  743,959
                                                    ==========      ==========      ==========      ==========
         Weighted average common shares
           outstanding                               2,384,680       2,346,752       2,377,238       2,360,802
         Add: dilutive effects of assumed
           exercise of stock options
           and unvested MRPs
                  Stock options                         27,141          18,287           3,322          34,452
                  MRP shares                              --               573           1,395             716
                                                    ----------      ----------      ----------      ----------
         Weighted average common and dilutive
           potential common shares outstanding       2,411,821       2,365,612       2,381,955       2,395,970
                                                    ==========      ==========      ==========      ==========

         Earnings Per Share Assuming Dilution       $      .18      $      .13      $      .48      $      .31
                                                    ==========      ==========      ==========      ==========


For the three months ended March 31, 2001 and 2000, 101,884 and 113,129 stock options were anti-dilutive. For the nine months ended March 31, 2001 and 2000, 254,196 and 121,129 stock options were anti-dilutive.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 2001
                                   (Unaudited)

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company has established an Employee Stock Ownership Plan (ESOP) for the benefit of employees who have completed at least twelve consecutive months of service and have been credited with at least 500 hours of service with Bank West. To fund the ESOP, $1,296,048 was borrowed from the Company for the purpose of purchasing 243,009 shares of common stock at $5.33 per share. Principal and interest payments on the loan are due in quarterly installments, with the final payment of principal and accrued interest being due and payable at maturity, which is June 30, 2005. Interest is payable during the term of the loan at a fixed rate of 7.0%. As Bank West periodically makes contributions to the ESOP to repay the loan, shares are allocated among participants on the basis of total compensation, as defined. The unallocated ESOP shares are shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets. ESOP expense of $52,000 and $45,000 was recorded for the three months ended March 31, 2001 and 2000 compared to $139,000 and $147,000 recorded for the nine months ended March 31, 2001 and 2000.

NOTE 4 - STOCK OPTION PLAN

Employee and director Stock Option Plans (SOPs) were authorized by the shareholders at the October 25, 1995 annual meeting. The employee SOP are administered by a committee of directors of the Company, while grants under the directors' SOP are pursuant to formulas set forth in the plans. SOP options are granted at the average of the high and low market prices of the Company's stock on the date of grant, have vesting periods ranging from eight months to five years and expire ten years from the date of grant.

                                              Directors' SOP      Employees' SOP
                                                      Weighted            Weighted
                                                       Average             Average
                                                      Exercise            Exercise
                                              Options   Price    Options    Price
                                              -------   -----    -------    -----
Total options/shares available               104,146             243,009
Balance outstanding June 30, 2000            104,139     7.03    187,434     9.05
   Exercised                                                      (4,100)    6.63
   Cancellations                                                 (57,550)   12.03
   Forfeited                                 (14,877)    7.03     (5,550)   11.07
   Granted July 24, 2000                                          10,000     5.75
   Granted October 24, 2000                                       16,666     6.06
   Granted January 25, 2001                                       57,550     8.38
                                             -------             -------

Balance outstanding March 31, 2001            89,262    $7.03    204,450    $7.40
                                              ======             =======

   Options/shares exercisable
     (vested)                                 84,800              88,430
                                              ======             =======
   Options/shares available for
     future grant                             14,884              10,029
                                              ======             =======


                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 2001
                                   (Unaudited)

NOTE 4 - STOCK OPTION PLAN (Continued)

Had compensation cost for stock options been measured using FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                                                Three Months Ended           Nine Months Ended
                                                                     March 31,                   March 31,
                                                                2001          2000           2001         2000
                                                                ----          ----           ----         ----
     Net income as reported                               $     427,736  $   301,721    $ 1,149,378  $   743,959
     Pro forma net income                                       425,954      290,607      1,144,632      710,617

     Basic earnings per share as reported                           .18          .13            .48          .32
     Pro forma basic earnings per share                             .18          .12            .48          .30

     Diluted earnings per share as reported                         .18          .13            .48          .31
     Pro forma diluted earnings per share                           .18          .12            .48          .30

     Weighted-average fair value of options granted
       during the period                                           2.03            -           1.85         1.32

The fair value of options granted during 2001 and 2000 is estimated using the following weighted-average information: risk-free interest rate of 5.24% and 5.90%, expected life of 5 years, expected annual volatility of stock price of 28.8% and 30.1% and expected dividends of 3.4%, and 2.7% per year.

At March 31, 2001, options outstanding were as follows:

         Number of options                                                      293,712
         Range of exercise prices                                        $5.75 to $9.00
         Weighted-average exercise price                                          $7.44
         Weighted-average remaining option life                              6.83 Years
         For options now exercisable:  number                                   173,230
         Weighted-average exercise price                                          $7.21

All share and per share amounts have been retroactively adjusted for stock splits.

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 2001
                                   (Unaudited)


NOTE 5 - MANAGEMENT RECOGNITION PLANS

The Committee has awarded 58,321 shares of common stock under the officers' MRP and 41,657 shares of common stock under the directors' MRP, net of forfeitures. MRP awards vest in five equal annual installments. Compensation expense for the MRPs is recognized on a pro-rata basis over the vesting period of the awards. No compensation expense related to the MRPs was recognized during the three months ended March 31, 2001, versus $27,000 for the three months ended March 31, 2000. For the nine months ended March 31, 2001 and 2000, MRP expense of $36,000 and $92,000 was recognized. The reduction in compensation expense for current periods was due to a lower number of MRPs subject to remaining vesting. The unearned compensation value of the MRPs shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets was zero at March 31, 2001 versus $36,000 at June 30, 2000. During the quarter, the 39,668 shares not yet awarded under the officers' MRP were cancelled by the Committee resulting in a corresponding reduction in total outstanding shares.

NOTE 6 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities at March 31, 2001 and June 30, 2000 are as follows:

                                                               Gross             Gross
                                           Amortized        Unrealized        Unrealized             Fair
                                              Cost             Gains             Losses              Value
                                         ------------      ------------       ------------         ---------
March 31, 2001
--------------

U.S. Treasuries                          $  4,182,658      $     24,864       $       --            4,207,522
U.S. Agencies                               3,999,337             2,874               --            4,002,211
Corporate bonds                             5,849,838            75,559               --            5,925,397
Taxable municipal bonds                     1,414,286            12,084               --            1,426,370
Non-taxable municipal bonds                   205,411               723               (217)           205,917
Mortgage-backed securities                  1,770,646              --               (8,217)         1,762,429
Trust preferred stock                         485,000              --              (15,000)           470,000
Collateralized mortgage obligations        10,021,369              --              (88,112)         9,933,257
                                         ------------      ------------       ------------       ------------
                                         $ 27,928,545      $    116,104       $   (111,546)      $ 27,933,103
                                         ============      ============       ============       ============
June 30, 2000
-------------

U.S. agencies                            $ 10,919,802      $       --         $   (357,927)      $ 10,561,875
Corporate bonds                             5,762,543              --             (149,730)         5,612,813
Taxable municipal bonds                     3,559,878              --              (88,975)         3,470,903
Non-taxable municipal bonds                   680,950             5,046               --              685,996
Mortgage-backed securities                  2,885,607              --             (180,195)         2,705,412
Trust preferred stock                         500,000              --              (97,500)           402,500
Collateralized mortgage obligations        19,551,885            53,582           (443,363)        19,162,104
                                         ------------      ------------       ------------       ------------
                                         $ 43,860,665      $     58,628       $ (1,317,690)      $ 42,601,603
                                         ============      ============       ============       ============

                         BANK WEST FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   Three and Nine Months Ended March 31, 2001
                                   (Unaudited)

NOTE 7 - LOANS

Loans are classified as follows:

                                                             March 31,            June 30,
                                                               2001                 2000
                                                          -------------       -------------
Real estate loans:
         One-to four-family residential - fixed rate      $  13,225,431       $  15,425,090
         One-to four-family residential - balloon            78,869,113          79,222,832
         One-to four-family residential - adjustable         14,397,576          17,215,143
         Construction and land development                   27,716,961          29,455,954
         Commercial mortgages                                44,938,184          32,867,625
         Home equity lines of credit                         13,895,482          12,516,347
         Second mortgages                                    18,654,435          16,580,734
                                                          -------------       -------------
              Total mortgage loans                          211,697,182         203,283,725
Consumer loans                                                2,892,583           2,368,998
Commercial non-mortgage                                      25,113,921          16,324,067
                                                          -------------       -------------
              Total                                         239,703,686         221,976,790
Less:    Loans in process                                    10,765,118          11,025,478
         Deferred fees and costs                               (586,120)           (609,862)
         Allowance for loan losses                            1,220,602             843,928
                                                          -------------       -------------
                                                          $ 228,304,086       $ 210,717,246

Provisions for losses on loans are charged to operations based on management's evaluation of probable incurred losses in the portfolio. In addition to providing loss allocations on specific loans where a decline in value has been identified, general provisions for losses are established based upon the overall portfolio composition and general market conditions. In establishing both specific and general loss allocations, management reviews individual loans, recent loss experience, current economic conditions, the overall balance and composition of the portfolio, and such other factors which, in management's judgment, deserve recognition in estimating probable incurred losses. Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and borrower circumstances.

NOTE 8 - SUBSEQUENT EVENT

On May 1, 2001, the Company entered into a letter of intent with Chemical Financial Corporation (Chemical), pursuant to which Chemical proposes to acquire the Company at a price of $11.50 per share in cash. The proposed merger is subject to the execution of a definitive agreement, approval by the Company's shareholders and by banking regulators, and other customary conditions. If a definitive agreement is not executed by May 24, 2001, then either party may terminate the letter of intent. The Company is in the process of reviewing and negotiating the terms of the definitive agreement, although there can be no assurances that a definitive agreement will be executed. The letter of intent provides that the Company and Chemical shall each pay their own expenses incident to preparing, entering into and performing their respective obligations under the letter of intent and any definitive agreement. In addition, the Company will be obligated to pay a $750,000 termination fee to Chemical if a third party acquires control of the Company under certain circumstances.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of Bank West Financial Corporation (the "Company") and its wholly owned subsidiary, Bank West, at March 31, 2001 and June 30, 2000 and the consolidated results of operations for the three and nine months ended March 31, 2001 with the same periods in 2000. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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


FINANCIAL CONDITION

Total assets increased by $10.5 million or 3.9% from $268.4 million at June 30, 2000 to $278.9 million at March 31, 2001. The increase in total assets was primarily due to an increase in total loans, net by $17.6 million or 8.4% and an increase in loans held for sale by $5.1 million or 850%. The increase in total loans was primarily due to commercial loan growth, while a higher dollar amount of loan originations for resale contributed to the increase in loans held for sale. Management expects continued growth in commercial loans during fiscal 2001, which is anticipated to increase the Company's net interest income. The above increases in asset categories were partially offset by a decrease in securities available for sale of $14.7 million. Securities decreased primarily due to sales of agencies and collateralized mortgage obligations to raise liquidity for loan growth.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's mortgage banking activities consist of selling newly originated and purchased one- to four -family loans into the secondary market. The dollar amount of loans originated and purchased for resale in the three months ended March 31, 2001 increased by $10.7 million or 669% to $12.3 million compared to $1.6 million in the March 31, 2000 quarter. For the nine months ended March 31, 2001, loans originated and purchased for resale increased by $17.7 million or 305% versus the nine months ended March 31, 2000. The increases were primarily due to the recent decline in overall market interest rates. Due to competitive forces, management has significantly decreased its efforts in the wholesale mortgage banking business. Since the wholesale mortgage banking business has not been a significant part of the Company's overall mortgage banking business, no one-time expenses will be incurred in connection with decreasing the extent of the wholesale lending business. Mortgage loans originated and purchased for resale in the current quarter consisted primarily of 30-year fixed-rate loans. The Company's recent strategy in one- to four -family lending has been to sell the majority of its volume since residential balloon loan products are available for portfolio on a limited basis.

The Company has increased its commercial mortgage and commercial non-mortgage loans by $12.0 million and $8.8 million, respectively since June 30, 2000. Management expects to continue its emphasis on commercial lending in an effort to improve the Company's interest margin and earnings, as well as to diversify its loan portfolio.

Commercial real estate lending and commercial non-mortgage lending are generally considered to involve a higher degree of risk than one-to four-family residential lending. Such lending typically involves large loan balances for business properties or for the operation of businesses. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Company generally attempts to mitigate the risks associated with commercial lending by, among other things, lending primarily in its market area and using conservative loan-to-value ratios in the underwriting process.

Securities available for sale decreased by approximately $14.7 million since June 30, 2000 primarily due to the sale of collateralized mortgage obligations and U.S. agencies (see Note 5 to consolidated financial statements for more information). Securities were sold to generate liquidity to fund anticipated loan growth. The unrealized gain, net of federal income taxes, on available for sale securities at March 31, 2001 was $3,009. This amount is shown as a component of stockholders' equity. The recent decrease in overall market interest rates has resulted in an $834,000 improvement in the unrealized position, net of federal income taxes from June 30, 2000.

Cash and cash equivalents increased by $2.7 million from June 30, 2000 to March 31, 2001, primarily due to deposit growth and sales of securities. See "Liquidity and Capital Resources" section for additional information on the Company's liquidity.

Total deposits increased by $22.8 million or 14.6% from June 30, 2000 to March 31, 2001, primarily due to an increase in certificates of deposit and money market accounts. The variety of deposit accounts offered by

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, management believes that its savings, NOW and demand accounts are relatively stable sources of deposits. However, the Company's ability to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be affected by market conditions.

When deposit growth does not match the growth of assets, other funding sources such as FHLB advances and Federal Funds are utilized. During the nine months ended March 31, 2001, the Company decreased FHLB advances by $14.5 million since the proceeds from the sales of securities and deposit growth were adequate to fund loan growth. The Company's continued strong loan growth is expected to result in a greater dependence on broker-arranged certificates of deposit if retail deposit growth does not match loan growth. At March 31, 2001, the Company had broker-arranged certificates of deposit totaling $48.5 million, compared to $37.6 million at June 30, 2000. The rates paid on broker-arranged certificates of deposit, including the amortization of any fee paid over the term of the certificate, approximate the rates paid on retail certificates of deposit and have been slightly higher than the comparable term FHLB borrowings.

Stockholders' equity increased from $22.2 million at June 30, 2000 to $24.0 million at March 31, 2001. The increase was primarily due to net income of $1.1 million and a decrease in the net unrealized loss on securities available for sale by $834,000.


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The table below sets forth the amounts and categories of non-performing assets at March 31, 2001 and June 30, 2000:


                                                            March 31,   June 30,
                                                               2001       2000
                                                               ----       ----
                                                           (Dollars in Thousands)
Non-accrual loans
         One- to four-family                                   $174        $ 14
         Construction and land development                      156         275
         Commercial mortgage                                    --          --
         Commercial non-mortgage                                106         --
         Consumer (including home equity loans) 295             115
                                                               ----        ----
            Total                                               731         404
Foreclosed assets
         One- to four-family                                    251         380
                                                               ----        ----
Total non-performing assets                                    $982        $784
                                                               ====        ====

Total as a percentage of total assets                           .35%        .29%
                                                               ====        ====


                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The allowance for loan losses totaled $1,221,000 or 167.0% of total non-performing loans at March 31, 2001 compared to $844,000 or 208.9% of total non-performing loans at June 30, 2000. During the three and nine months ended March 31, 2001, charge-offs totaled $4,000 and $8,000. The decrease in one- to four- family foreclosed assets relates to selling two single-family properties during the March 2001 quarter. At March 31, 2001, $130.4 million or 55.3% of the Company's total loan portfolio was collateralized by first liens on one-to four-family residences compared to $139.5 million or 62.9% at June 30, 2000.

RESULTS OF OPERATIONS

Net Income. Net income increased by $126,000 or 41.7% in the three months ended March 31, 2001 and by $405,000 or 54.4% in the nine months ended March 31, 2001 as compared to the same periods in the prior fiscal year. The increases were primarily due to growth in net interest income, lower professional fees in the nine month period and higher gains on sale of loans. See the following sections for additional information.

Net Interest Income. Net interest income increased by $163,000 or 9.5% in the quarter ended March 31, 2001 over the comparable 2000 period primarily due to the same reasons discussed for the nine month periods following:

For the nine months ended March 31, 2001, net interest income increased by $588,000 or 12.0% due to higher average loans outstanding by $54.3 million or 31.6% resulting from strong growth in residential balloon mortgages and commercial loans. This increase was partially offset by a decrease in the Company's net interest margin from 2.93% for the nine months ended March 31, 2000 to 2.74% for the nine months ended March 31, 2001. The decrease in net interest margin was primarily due to the upward repricing of certificates of deposit and FHLB advances. However, the current lower interest rate environment is expected to improve the Company's net interest margin in the next several quarters.

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

                                                          Nine Months Ended                    Nine Months Ended
                                                           March 31, 2001                       March 31, 2000
                                                           --------------                       --------------
                                                                         Average                                Average
                                                     Average             Yield/          Average                Yield/
                                                     Balance  Interest    Rate           Balance    Interest     Rate
                                                     -------  --------    ----           -------    --------     ----
                                                                         (Dollars in Thousands)
Interest-earning assets:
     Loans receivable                               $226,263    $14,265     8.41%      $171,934     $9,976     7.74%
     Securities                                       34,909      1,857     7.09         44,749      2,233     6.65
Interest-bearing deposits                              1,210         54     5.95          2,163         94     5.79
     FHLB stock                                        4,500        281     8.33          3,772        220     7.81
                                                    --------    -------     ----       --------     ------     ----
         Total interest-earning assets               266,882     16,457     8.22        222,618     12,523     7.50
Non-interest-earning assets                           10,695                              9,275
                                                    --------                           --------
         Total assets                               $277,577                           $231,893
                                                    ========                           ========

Interest-bearing liabilities:
     Savings, checking and MMDA's                   $ 38,716        861     2.97       $ 36,368        713     2.61
Certificates of deposit                              131,796      6,283     6.36         97,656      3,929     5.36
     Other borrowings                                 82,109      3,834     6.23         74,515      2,990     5.35
                                                    --------     ------     ----       --------     ------     ----
         Total interest-bearing liabilities          252,621     10,978     5.79        208,539      7,632     4.88
Non-interest-bearing liabilities                       1,973                              1,377
                                                    --------                           --------
         Total liabilities                           254,594                            209,916
Stockholders' equity                                  22,983                             21,977
                                                    --------                           --------
Total liabilities and stockholders' equity          $277,577                           $231,893
                                                    ========                           ========

Net interest income; average interest spread                     $5,479    2.43%                    $4,891    2.62%
                                                                 ======    =====                    ======    =====
Net interest margin                                                        2.74%                              2.93%
                                                                           =====                              =====


                                       18

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

                                                Nine Months Ended March 31, 2001 vs.
                                                  Nine Months Ended March 31, 2000
                                                             Increase
                                                            (Decrease)
                                                              Due to
                                                              ------
                                                                             Total
                                                 Rate                      Increase
                                                Effect       Volume       (Decrease)
                                                ------       ------        ----------
                                                          (In Thousands)
Interest income:
     Loans receivable                           $   922       $ 3,367       $ 4,289
     Securities                                     140          (516)         (376)
     Interest-bearing deposits                        3           (43)          (40)
     FHLB stock                                      16            45            61
                                                -------       -------       -------
         Total interest income                    1,081         2,853         3,934
                                                -------       -------       -------

Interest expense:
     Savings, checking and MMDA's                   101            47           148
     Certificates of deposit                        819         1,535         2,354
     Other borrowings                               521           323           844
                                                -------       -------       -------
         Total interest expense                   1,441         1,905         3,346
                                                -------       -------       -------
Increase (decrease) in net interest income      $  (360)      $   948       $   588
                                                =======       =======       =======

Provision for Loan Losses. The provision for loan losses increased by $15,000 or 12.5% and $105,000 or 37.5% in the three and nine months ended March 31, 2001 over the comparable 2000 periods. Management has increased the provision for loan losses due primarily to the increase in commercial loans requiring additional loss allocations. The allowance for loan losses equaled .52% of the total loan portfolio and 167.0% of nonperforming loans at March 31, 2001 compared to .38% and 208.9% at June 30, 2000.

The Company's management establishes allowances for loan losses. On a quarterly basis, management evaluates the loan portfolio and determines the amount that must be added. These allowances are charged against income in the period they are established. When establishing the appropriate levels for the provision and the allowance for loan losses, management considers a variety of factors, in addition to the fact that an inherent risk of loss always exists in the lending process. Consideration is also given to current economic conditions, the diversification of the loan portfolio, loan growth, historical loss experience, delinquency rates, the review of loans by loan review personnel, the individual borrower's financial and managerial strengths, and the adequacy of underlying collateral.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income. Total other income increased by $196,000 or 196% in the three months ended March 31, 2001 from the comparable prior period. The increase was primarily due to higher mortgage banking related gain on sale of loans by $137,000 or 685%. The increase is due to higher mortgage loan sales volume resulting from the recent decline in mortgage interest rates. Also, gain on sale of securities was higher by $56,000 due to the favorable interest rate environment. Fees and service charges were also higher by $23,000 or 22% related to increased utilization of services in the Company's deposit branch system and higher mortgage banking fees.

For the nine months ended March 31, 2001, other income increased by $297,000 or 88.4% primarily due to higher gain on sale of loans by $171,000 or 184%, higher gain on sale of securities by $70,000 and by higher fees and service charges by $87,000 or 32.3%. The increases were due to the same reasons discussed above.

Other Expenses. Total other expenses increased by $150,000 or 12.2% in the quarter ended March 31, 2001 over the comparable 2000 period. Compensation and benefits expense was higher by $96,000 or 13.4% due to higher overall staff levels. Because the Company's ESOP expense varies based upon the market price of the Company's common stock, this expense is expected to increase in light of the increase in the market price of the Company's common stock following the announcement of the letter of intent with Chemical. Occupancy expense was higher by $18,000 or 23.7% due primarily to higher repairs and maintenance. Furniture, fixture and equipment expense was higher by $21,000 or 21.2% due primarily to depreciation and maintenance agreement costs associated with the purchase of lending and teller software. The other categories of other expenses did not materially change during the quarter ended March 31, 2001 versus the comparable prior period.

For the nine months ended March 31, 2001, total other expenses were higher by $154,000 or 4.1% from the comparable 2000 period. Increases in compensation and benefits expense, occupancy, furniture fixtures and equipment, advertising and miscellaneous expenses were partially offset by decreases in professional fees and FDIC insurance expense.

Federal Income Tax Expense. Federal income tax expense increased by $69,000 or 41.6% and by $221,000 or 53.6% in the three and nine months ended March 31, 2001 over the comparable 2000 periods due to higher pre-tax income levels.

                         BANK WEST FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a level of liquidity consistent with management's assessment of expected loan demand, proceeds from loan sales, deposit flows and yields available on interest-earning deposits and investment securities. When overnight deposits fall below management's targeted level, management generally borrows FHLB advances instead of selling securities. However, during the recent quarter, securities were sold due to a favorable interest rate environment to generate liquidity for anticipated loan growth during the next quarter.

The Company's principal sources of liquidity are deposits, principal and interest payments on loans, proceeds from loan sales, maturity of securities, sales of securities available for sale and FHLB advances. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition.

The Company routinely borrows FHLB advances when overnight deposits are drawn to low levels. These borrowings are made pursuant to a hybrid blanket collateral agreement with the FHLB. At March 31, 2001, the Company has approximately $15.0 million of excess borrowing capacity based on eligible collateral under the hybrid blanket collateral agreement with the FHLB. At March 31, 2001, the Company had $8.0 million of excess borrowing capacity of Federal Funds with a correspondent bank. The Company's continued strong loan growth will require a greater usage of broker-arranged certificates of deposit, FHLB advances and Federal Funds if retail deposit growth does not match loan growth. At March 31, 2001, the Company had broker-arranged certificates of deposit totaling $48.5 million.

The Company (excluding Bank West) also has a need for, and sources of, liquidity. Dividends from Bank West and interest income and gains on investments are its primary sources. The Company also has modest operating costs and has paid a regular quarterly cash dividend.

Bank West is subject to capital to asset requirements in accordance with banking regulations. At March 31, 2001, Bank West was categorized as well capitalized with a Tier I capital ratio of 8.2% and a risk-based capital ratio of 12.3% compared to 8.3% and 12.4% at June 30, 2000.

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                          Quarter Ended March 31, 2001

PART II - OTHER INFORMATION

Item 1 -          Legal Proceedings:

                  Bank West was a defendant in two legal proceedings in Kent County Circuit Court: Cowles v. Bank West and Newton v. Bank West. Cowles' original complaint, filed on July 17, 1998, was premised upon a claim that Bank West was engaged in the unauthorized practice of law because it charged residential mortgagors a $250 document preparation fee and that Bank West also violated the Michigan Consumer Protection Act. The complaint contained additional claims, largely dependent upon the foregoing allegations. Plaintiff later filed amendments, alleging claims under the Federal Truth in Lending Act.

                  The case of Newton v. Bank West, filed on August 12, 1999 in Kent County Circuit court by the same attorneys who represent the plaintiff in the Cowles case, also is based upon Bank West's charging of a document preparation fee and contains claims for the unauthorized practice of law and violation of the Michigan Consumer Protection Act.

                  During fiscal 2000, a final judgment in favor of Bank West was made in the Cowles case and an order granting summary disposition to Bank West was made in the Newton case. A claim for appeal has been made in each case. Based on a review of current facts and circumstances, management is unable to determine the amount of loss, if any, that is possible. Therefore, no accrual for any liability has been made in these consolidated financial statements. Management intends to continue to contest these cases vigorously.

                  The Company and Bank West are also subject to certain other legal actions arising in the ordinary course of business. In the opinion of management, ultimate disposition of these other matters is not expected to have a material adverse effect on the consolidated financial position of the Company.


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

                         BANK WEST FINANCIAL CORPORATION
                                    Form 10-Q
                          Quarter Ended March 31, 2001

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

Item 6 -          Exhibits and Reports on Form 8-K:
                  (a) Exhibits: The following exhibit is filed herewith:
                      Exhibit No.               Description
                      -----------               -----------

                           10.12                Amendment Number One to
                                                Van Houten Employment Agreement

                  (b) Reports on Form 8-K:

                  The Company filed a Form 8-K on May 7, 2001 to report the execution of a letter of intent with Chemical Financial Corporation on May 1, 2001. The letter of intent was discussed under "Item 5. Other Events" of the Form 8-K and was included as an exhibit to the Form 8-K. No financial statements were required to be filed with the Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BANK WEST FINANCIAL CORPORATION
                                        Registrant


Date:        May 14, 2001               /s/ Ronald A. Van Houten
             ------------               ------------------------
                                        Ronald A. Van Houten,
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer)



Date:        May 14, 2001               /s/ Kevin A. Twardy
             ------------               -------------------
                                        Kevin A. Twardy, Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)